Form 10-Q
period 2014-10-05
Smart & Final Stores, Inc.
filed 2014-11-17
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission File Number:  001-36626

Smart & Final Stores, Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0862253
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

600 Citadel Drive
Commerce, California	90040
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (323) 869-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at November 14, 2014
common stock, $0.001 par value	73,074,360

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Balance Sheets as of October 5, 2014 and December 29, 2013 (unaudited).	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen and forty weeks ended October 5, 2014 and October 6, 2013 (unaudited).	4

	Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 5, 2014 and October 6, 2013 (unaudited).	5

	Condensed Consolidated Statement of Stockholders’ Equity for the forty weeks ended October 5, 2014 (unaudited).	6

	Notes to Unaudited Condensed Consolidated Financial Statements.	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	46

Item 4.	Controls and Procedures.	46

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	47

Item 1A.	Risk Factors.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	47

Item 3.	Defaults Upon Senior Securities.	47

Item 4.	Mine Safety Disclosures.	47

Item 5.	Other Information.	48

Item 6.	Exhibits.	48

Signatures		49

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

	October 5, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$110,068	$53,699
Accounts receivable, less allowances of $903 and $766 at October 5, 2014 and December 29, 2013, respectively	23,606	19,453
Inventories	211,042	209,502
Prepaid expenses and other current assets	16,143	17,938
Deferred income taxes	23,845	20,747
Total current assets	384,704	321,339

Property, plant, and equipment:
Land	11,165	10,394
Buildings and improvements	23,801	20,441
Leasehold improvements	160,324	119,306
Fixtures and equipment	192,318	148,271
Construction in progress	12,522	5,541
	400,130	303,953
Less accumulated depreciation and amortization	102,215	59,961
	297,915	243,992

Capitalized software, net of accumulated amortization of $8,594 and $5,168 at October 5, 2014 and December 29, 2013, respectively	10,534	12,664
Other intangible assets, net	326,141	328,865
Goodwill	611,242	611,242
Deferred financing costs, net	6,251	8,272
Equity investment in joint venture	12,001	10,948
Other assets	55,092	62,219
Total assets	$1,703,880	$1,599,541

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$165,950	$153,644
Accrued salaries and wages	25,115	22,337
Accrued expenses	77,333	69,174
Current portion of long-term debt	—	7,200
Total current liabilities	268,398	252,355

Long-term debt, less current portion and debt discount	587,824	698,991
Deferred income taxes	151,814	151,232
Postretirement and postemployment benefits	74,632	84,155
Other long-term liabilities	82,644	70,949

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value; Authorized shares — 340,000,000 Issued and outstanding shares - 73,074,360 at October 5, 2014; 57,171,190 at December 29, 2013	73	57
Additional paid-in capital	486,679	311,935
Retained earnings (deficit)	22,728	(1,117)
Accumulated other comprehensive income	29,088	30,984
Total stockholders’ equity	538,568	341,859
Total liabilities and stockholders’ equity	$1,703,880	$1,599,541

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5,	October 6,	October 5,	October 6,
	2014	2013	2014	2013
Net sales	$1,131,821	$1,021,392	$2,694,908	$2,467,493
Cost of sales, buying and occupancy	962,317	868,580	2,292,630	2,101,358
Gross margin	169,504	152,812	402,278	366,135

Operating and administrative expenses	140,678	121,417	334,527	295,456
Income from operations	28,826	31,395	67,751	70,679

Interest expense, net	(11,725)	(14,386)	(29,483)	(39,815)
Loss on early extinguishment of debt	(2,224)	—	(2,224)	(7,139)
Equity in earnings of joint venture	318	887	1,032	1,408
Income before income taxes	15,195	17,896	37,076	25,133

Income tax provision	(4,972)	(7,863)	(13,231)	(9,973)
Net income	$10,223	$10,033	$23,845	$15,160

Net income per share:
Basic	$0.17	$0.18	$0.41	$0.27
Diluted	$0.17	$0.17	$0.40	$0.26
Weighted average shares outstanding:
Basic	59,101,972	57,171,190	57,969,954	56,989,129
Diluted	61,232,212	59,522,595	60,196,116	59,308,332
Comprehensive income:
Net income	$10,223	$10,033	$23,845	$15,160
Foreign currency translation	1	(15)	16	(317)
Derivative instrument gain (loss), net of tax of $13 and $794, respectively for the sixteen weeks ended, ($1,291) and $1,712, respectively for the forty weeks ended	20	1,191	(1,936)	2,568
Reclassification adjustments, net of tax of $4 and ($5), respectively for the sixteen weeks ended, $16 and ($5), respectively for the forty weeks ended	6	(8)	24	(8)
Other comprehensive income (loss)	27	1,168	(1,896)	2,243
Comprehensive income	$10,250	$11,201	$21,949	$17,403

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Forty Weeks Ended
	October 5,	October 6,
	2014	2013
Operating activities
Net income	$23,845	$15,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,107	25,657
Amortization	21,886	20,983
Amortization of deferred financing costs and debt discount	2,509	3,364
Share-based compensation	8,455	—
Excess tax benefits related to exercise of stock options	(730)	—
Deferred income taxes	(3,382)	—
Equity in earnings of joint venture	(1,032)	(1,408)
Loss on disposal of property, plant, and equipment	28	50
Asset impairment	501	201
Loss on early extinguishment of debt	2,224	7,139
Changes in operating assets and liabilities:
Accounts receivable, net	(2,871)	(2,991)
Inventories, net	(1,540)	(4,552)
Prepaid expenses and other assets	3,589	17,060
Accounts payable	12,306	12,382
Accrued salaries and wages	2,778	(3,497)
Other accrued liabilities	4,752	(16,084)
Net cash provided by operating activities	100,425	73,464

Investing activities
Purchases of property, plant, and equipment	(87,619)	(40,991)
Proceeds from disposal of property, plant, and equipment	33	38
Investment in capitalized software	(2,065)	(1,675)
Purchase of intangible asset	(100)	—
Other	(38)	(260)
Net cash used in investing activities	(89,789)	(42,888)

Financing activities
Borrowings on bank line of credit	—	5,000
Issuance of bank debt, net of issuance costs	—	50,055
Issuance of common stock in IPO	173,080	—
Issuance of common stock, other	79	1,700
Proceeds from exercise of stock options	450	—
Payment of minimum withholding taxes on net share settlement of stock option exercise	(2,667)	—
Fees paid in conjunction with debt financing	(200)	(191)
Payments on bank line of credit	—	(7,000)
Payments on bank debt	(120,880)	(59,213)
Payments of IPO issuance costs	(4,611)	—
Excess tax benefits related to exercise of stock options	730	—
Contingent consideration related to acquisition of SFHC	(248)	—
Net cash provided by (used in) financing activities	45,733	(9,649)

Net increase in cash and cash equivalents	56,369	20,927
Cash and cash equivalents at beginning of period	53,699	35,987
Cash and cash equivalents at end of period	$110,068	$56,914

Cash paid during the period for:
Interest	$33,174	$42,068
Income taxes	$11,375	$7,682

Non-cash investing and financing activities
Software development costs incurred but not paid	$57	$—
Construction in progress costs incurred but not paid	$12,593	$3,427
IPO issuance costs incurred but not paid	$757	$—
Other consideration payable for acquisition of SFHC	$2,359	$18,630

See notes to unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional	Retained	Other
	Number		Paid-In	Earnings	Comprehensive
	of Shares	Amount	Capital	(Deficit)	Income	Total
Balance at December 29, 2013	57,171,190	$57	$311,935	$(1,117)	$30,984	$341,859
Net income	—	—	—	23,845	—	23,845
Other comprehensive loss	—	—	—	—	(1,896)	(1,896)
Issuance of common stock in IPO, net of issuance costs of $5,368	15,467,500	15	167,697	—	—	167,712
Issuance of common stock, other	9,500	—	79	—	—	79
Share-based compensation	—	—	8,455	—	—	8,455
Stock option exercise, net of 498,560 shares net settled	426,170	1	(2,217)	—	—	(2,216)
Excess tax benefits for exercise of stock options	—	—	730	—	—	730
Balance at October 5, 2014	73,074,360	$73	$486,679	$22,728	$29,088	$538,568

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Business

Smart & Final Stores, Inc., a Delaware corporation (“SFSI” and, collectively with its wholly owned consolidated subsidiaries, the “Company”), is engaged primarily in the business of selling fresh perishables and everyday grocery items, together with foodservice, packaging and janitorial products. The Company operates non-membership, warehouse-style stores offering products in a range of product sizes. On June 16, 2014, the Company changed its name to Smart & Final Stores, Inc. from Smart & Final Holdings, Inc.

SFSI was formed in connection with the acquisition of the “Smart & Final” and “Cash & Carry” store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp. (the “Predecessor” or “SFHC”) on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. (“Ares”) and the acquisition is referred to as the “Ares Acquisition.”

The Company operates its stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of October 5, 2014, the Company operated 252 stores throughout the Western U.S.

Initial Public Offering

On September 29, 2014, the Company completed its initial public offering (the “IPO”), pursuant to which it sold an aggregate of 15,467,500 shares of common stock of SFSI, par value $0.001 per share (“Common Stock”) (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) at a price of $12.00 per share. The Company received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. See Note 14, Stockholders’ Equity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2013 included in SFSI’s final prospectus, dated September 23, 2014 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on September 25, 2014 (the “Prospectus”).

On September 19, 2014, SFSI’s board of directors and stockholders approved a 190-for-one stock split of Common Stock. The accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash and cash equivalents. The carrying amount of cash equivalents is approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), and other items. The receivable from SFDN primarily relates to billings for the shipment of inventory product to SFDN.

The Company evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts based on analysis of historical trends of write-offs and recoveries on various levels of aged receivables. When the Company becomes aware of the deteriorated collectability of a specific account, additional reserves are made to reduce the net recognized receivable to the amount reasonably expected to be collectible or zero. When the specific account is determined to be uncollectible, the net recognized receivable is written off in its entirety against such reserves.

The Company is exposed to credit risk on trade accounts receivable. The Company provides credit to certain trade customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the Company’s customer base. The Company currently believes the allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates FIFO) or market. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable and other current assets.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost or estimated fair value based on purchase accounting and depreciated or amortized using the straight-line method. Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease.

The estimated useful lives are as follows:

Buildings and improvements	20 - 25 years
Fixtures and equipment	3 - 10 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income (loss).

Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores’ operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 7, Fair Value Measurements.

Capitalized Software

Capitalized software costs are comprised of third-party purchased software costs, capitalized costs associated with internally developed software including internal direct labor costs, and installation costs. Such capitalized costs are amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to seven years, using the straight-line method.

Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value.

Goodwill and Intangible Assets

In connection with the Ares Acquisition, the intangible assets, including trade names, signature brands and non-compete agreements, were adjusted and recorded at fair market value in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The recorded fair market value for each of the trade names was determined by estimating the amount of royalty income that could be generated from the trade name if it was licensed to a third-party owner and discounting the resulting cash flows using the weighted-average cost of capital for each respective trade name.

The finite-lived intangible assets are amortized over their estimated useful benefit period and have the following weighted-average amortization periods:

Signature brands	20 years
Non-compete agreement	3 years

Signature brands, leasehold interests and the non-compete agreement are amortized on a straight-line basis.

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied value, then an impairment of goodwill has occurred and the Company would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill.

The Company evaluates its indefinite-lived intangible assets associated with trade names by comparing the fair value of each trade name with its carrying value. The Company determines the fair value of the indefinite-lived trade names using a “relief from royalty payments” methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value.

Finite-lived intangible assets, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the finite-lived intangible asset is less than the carrying value.

Purchase Accounting

Under ASC 805, the Company’s assets and liabilities have been accounted for at their estimated fair values as of the date of the Ares Acquisition. The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair value as of the closing date of the Ares Acquisition. These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Ares Acquisition are subject to significant judgments and the use of estimates. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

For the Ares Acquisition, the excess of the purchase price over the sum of the amounts assigned to the tangible and intangible net assets acquired of $611.2 million was recorded as goodwill.

The intangible assets recorded related to the Ares Acquisition are not expected to be deductible for tax purposes as the acquisition of the Predecessor was a stock purchase.

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans, (See Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), liquor licenses and other miscellaneous assets.

Accounts Payable

The Company’s banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts are included in “Accounts payable” on the accompanying consolidated balance sheets.

Other Long-Term Liabilities

Other long-term liabilities include primarily general liabilities, workers’ compensation liabilities, liabilities for deferred compensation plan, leasehold interests and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. These leasehold interests are amortized over their estimated useful benefit periods. The weighted-average amortization period is 14 years.

Accumulated Other Comprehensive Income (Loss)

The Company presents data in the consolidated statements of stockholders’ equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components.

Lease Accounting

Certain of the Company’s operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are charged to expense on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. ASC 410, Asset Retirement and Environmental Obligations (“ASC 410”), requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of the Company’s business, its asset retirement obligation with respect to owned or leased properties is not significant.

Store Opening and Closing Costs

New store opening costs consisting primarily of rent, store payroll and general operating costs are charged to expense as incurred prior to the store opening.

In the event a leased store is closed before the expiration of the associated lease, the discounted remaining lease obligation less estimated sublease rental income, asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous closing costs associated with the disposal activity are recognized when the store closes.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive income as compensation expense based on the fair value of an award over its requisite service period, taking into consideration estimated forfeiture rates.

Under the fair value recognition provisions of ASC 718, the Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award’s vesting period. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive income of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vests over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 10, Share-Based Compensation.

Significant Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions could affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the consolidated statements of operations and comprehensive income on a net basis and, accordingly, are excluded from reported revenues.

Proceeds from the sale of the Company’s Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Smart & Final gift cards do not have an expiration date. The Company has not recorded any unredeemed gift card revenue or breakage related to its gift card program.

Cost of Sales, Buying and Occupancy

The major categories of costs included in cost of sales, buying and occupancy are cost of goods, distribution costs, costs of the Company’s buying department and store occupancy costs, net of earned vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from the Company’s warehouses to its stores, and other costs of its distribution network. The Company does not exclude any material portion of these costs from cost of sales.

Vendor Rebates and Other Allowances

As a component of the Company’s consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates or other allowances. As prescribed by ASC 605, Revenue Recognition (“ASC 605”), these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Operating and Administrative Expenses

The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level, primarily labor and related fringe benefit costs, advertising and marketing costs, overhead costs and corporate office costs. The Company charges to expense the costs of advertising as incurred.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition.

Foreign Currency Translations

The Company’s joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture’s assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year. Foreign exchange translation adjustments are included in “Accumulated other comprehensive income,” which is reflected as a separate component of stockholders’ equity, on the accompanying consolidated balance sheets.

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive income” in the consolidated statements of stockholders’ equity and recognized in the consolidated statements of operations and comprehensive income when the hedged items affect earnings. See Note 6, Derivative Financial Instruments.

Debt Discount and Deferred Financing Costs

Costs incurred in connection with the placement of long-term debt paid directly to the Company’s lenders are treated as a debt discount. Costs incurred in connection with the placement of long-term debt paid to third parties are capitalized to deferred financing costs. Debt issuance costs are amortized to interest expense over the term of the related debt using the effective interest method.

Debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. See Note 5, Debt.

Debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. These balances are included in “Deferred financing costs, net” in the consolidated balance sheets.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation and general liability costs that exceed certain limits for each respective insurance program. The Company is responsible for the payment of claims in amounts less than these insured excess limits and establishes estimated accruals for its insurance programs based on available claims data, historical trends and experience, and projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries and consultants, and the ultimate cost of these claims may vary from initial estimates and established accruals. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. These balances are included in “Other long-term liabilities” in the consolidated balance sheets.

Fair Value of Financial Instruments

The Company’s financial instruments recorded on the consolidated balance sheets include cash and cash equivalents, accounts receivable, investments in affiliates, and long-term variable rate debt. The carrying amounts of cash and cash equivalents, accounts receivable, and equity investment in joint venture approximate fair value.

The Company’s debt securities are not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (the “Term Loan Facility”), the administrative agent has provided to the debt holders valuations indicating the Term Loan Facility’s carrying value approximates fair value.

The Company’s consolidated financial statements reflect its ownership interest in an investment vehicle that invested in Sprouts Farmers Market, Inc. (“Sprouts”) through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). ASC 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan’s benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through Accumulated other comprehensive income. ASC 715 also requires measurement of the funded status of a plan as of the Company’s fiscal year end consolidated balance sheet dates.

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding during the fiscal period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive stock options.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This ASU, which applies to all public, private, and not-for-profit entities, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company did not elect to perform a qualitative assessment for the fiscal year ended December 29, 2013.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This ASU was effective for fiscal years beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to provide information about the changes in accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference in a note to other required disclosures that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU had no impact on the Company’s financial condition or results of operations but impacted the presentation of other comprehensive income in the footnotes to the financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Prior to this standard, the only interest rates that were permitted to be used as benchmark interest rates in a fair value or cash flow hedge were the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate. The new standard allows the use of the Fed Funds rate (the interest rate at which depository institutions lend balances to each other overnight) as a benchmark rate. The standard also eliminates the need to designate the same benchmark interest rate for similar hedges. Additionally, it removes language indicating that the use of different benchmark interest rates for similar hedges “shall be rare and shall be justified.” The new standard was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. ASU 2013-05 requires a reporting entity that either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to release any cumulative translation adjustment into net income. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU 2013-11 further states that to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability in the entity’s financial statements and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. The Company does not expect that the adoption of this guidance will have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company does not expect that the adoption of ASU 2014-18 will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal years beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the consolidated financial statements.

4. Apollo Acquisition Restructuring Reserves

The Predecessor was formed in connection with the acquisition of the “Smart & Final” and “Cash & Carry” businesses through the purchase of the publicly traded stock of Smart & Final Inc. (“SFI”) and the concurrent acquisition of SFI’s majority stockholder Casino USA, Inc. (“Casino USA”) on May 31, 2007. The principal acquiring entity in both the SFI acquisition and the Casino USA acquisition was an affiliate of Apollo Management, L.P. (“Apollo”). Together, the two acquisitions are referred to as the “Apollo Acquisition.”

Upon consummation of the Apollo Acquisition in 2007, new management of the Predecessor initiated a review of the Predecessor’s portfolio of operating stores and stores in development (the “Store Program”). A liability in the amount of $13.2 million was recorded for estimated costs to be incurred in connection with the Predecessor’s exit from certain operating stores or store properties in development related to the Store Program. This cost was included in the acquisition cost allocation for the Apollo Acquisition. For the forty weeks ended October 5, 2014, the reserves related to the Store Program were increased by $0.2 million, which are included in “Operating and administrative expenses” in the condensed consolidated statements of operations and comprehensive income of SFSI.

The following table summarizes the activity for the Store Program (in thousands):

Balance as of December 29, 2013	$2,601
Adjustments to reserve included in net income for the period	211
Lease termination costs paid	(440)
Balance as of October 5, 2014	$2,372

5. Debt

Long-term debt at October 5, 2014, and December 29, 2013 was as follows (in thousands):

	October 5, 2014	December 29, 2013
Term Loan Facility, at 4.75% and 4.75%	$594,907	$715,788
Less:
Discount on debt issuance	(7,083)	(9,597)
Current portion of long-term debt	—	(7,200)
Total long-term debt, less current portion	$587,824	$698,991

In conjunction with the Ares Acquisition, Smart & Final Stores LLC, an indirect wholly owned subsidiary of SFSI (“Smart & Final Stores”), entered into three new financing arrangements effective November 15, 2012, including two term loan agreements: the first lien term loan facility (the “Term Loan Facility”) and a second lien term loan facility (the “Second Lien Term Loan Facility”) and an asset-based lending facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

The Term Loan Facility has a term of seven years and originally provided financing of up to a maximum of $525.0 million in term loans. At November 15, 2012, the Term Loan Facility was drawn to provide $525.0 million in gross proceeds as a part of the funding for the Ares Acquisition.

All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, Smart & Final Stores and SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of SFSI (“Intermediate Holdings”), and the other guarantors, with certain exceptions, and (2) a second-priority security interest in the Revolving Credit Facility collateral.

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%.

The Term Loan Facility contains a provision for quarterly amortization of principal in the amount of 0.25% of the aggregate principal amount of the term loans outstanding under the Term Loan Facility beginning March 31, 2013. The Term Loan Facility has no financial covenant requirements.

The Second Lien Term Loan Facility had a term of eight years and provided $195.0 million in gross proceeds at November 15, 2012.

All obligations under the Second Lien Term Loan Facility were secured by (1) a second-priority security interest on all Term Loan Facility collateral and (2) a third-party security interest on the Revolving Credit Facility collateral.

Borrowings under the Second Lien Term Loan Facility bore interest at an applicable margin of 8.25% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” or (3) a LIBOR loan rate based on LIBOR plus 1.00%.

The Second Lien Term Loan Facility could be prepaid, in whole or in part, at any time subject to a prepayment premium of 2.00% of the principal amount of the term loans so prepaid through the first anniversary of the facility and 1.00% of the principal amount of the term loans so prepaid from the first anniversary through the second anniversary of the facility. The Second Lien Term Loan Facility had no financial covenant requirements.

During the second quarter of 2013, the Company amended the Term Loan Facility, reducing the ABR Borrowings applicable margin from 3.50% to 2.50% and reducing the Eurocurrency Borrowings applicable margin from 4.50% to 3.50% and reducing the Adjusted LIBOR floor rate from 1.25% to 1.00%. Additionally, the Company increased the size of the Term Loan Facility by $55.0 million through an incremental facility. The proceeds of this additional borrowing were used to reduce the amounts outstanding under the Second Lien Term Loan Facility by $55.0 million, reducing the outstanding balance to $140.0 million. Consequently, during the second quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $7.1 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $7.5 million of fees in connection with the amendment of the Term Loan Facility. Approximately $4.9 million of these fees were recorded as debt discount and are amortized over the term of the loan. Quarterly amortization of the principal amount increased to $1.5 million.

During the fourth quarter of 2013, the Company amended the Term Loan Facility, increasing the ABR Borrowings applicable margin from 2.50% to 2.75% and increasing the Eurocurrency Borrowings applicable margin from 3.50% to 3.75%, and reducing the size of the incremental borrowing facilities that may be incurred without regard to leverage-based limitations from $125.0 million to $75.0 million (the “Second Amendment”). Under the Second Amendment, the Term Loan Facility may be prepaid, in whole or in part, at any time subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid if the prepayment occurs as a result of a repricing transaction and is effective within six months of the Second Amendment. Additionally, the Company increased the size of the Term Loan Facility by $140.0 million through an incremental facility. The proceeds of this borrowing were used to repay all amounts outstanding under the Second Lien Term Loan Facility, which was then terminated. Consequently, during the fourth quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $17.3 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $4.8 million of fees in connection with the Second Amendment. Approximately $1.1 million of these fees were recorded as debt discount and approximately $0.7 million of these fees were recorded as deferred financing costs. They are both amortized over the term of the Term Loan Facility. Quarterly amortization of the principal amount increased to $1.8 million.

During the forty weeks ended October 5, 2014, the Company made principal amortization payments of $5.4 million.

On September 29, 2014, the Company used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility.  Consequently, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the forty weeks ended October 5, 2014.  Quarterly amortization of the principal amount is no longer required.

The Revolving Credit Facility provides financing of up to $150 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.

All obligations under the Revolving Credit Facility are secured by (1) a first-priority security interest in the accounts receivable, inventory, cash and cash equivalents, and related assets of Smart & Final Stores and Intermediate Holdings and the other guarantors under the facility, and (2) a second-priority security interest in substantially all of the other property and assets of, as well as the equity interests owned by, Smart & Final Stores and Intermediate Holdings and the other guarantors under the facility.

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At October 5, 2014 and December 29, 2013, the alternate base rate was 3.25% and the applicable margin for alternate base rate loans was 0.25% for a total rate of 3.50%. The calculated borrowing base of the Revolving Credit Facility was $155.9 million and $147.8 million at October 5, 2014 and December 29, 2013, respectively. As of October 5, 2014 and December 29, 2013, there was no balance outstanding under the Revolving Credit Facility.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $26.6 million outstanding as of both October 5, 2014 and December 29, 2013. As of October 5, 2014 and December 29, 2013, the amount available for borrowing under the Revolving Credit Facility was $123.4 million and $121.2 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of October 5, 2014 and December 29, 2013 no trigger event had occurred.

6. Derivative Financial Instruments

On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the “Swap”) to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive income. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to “Accumulated other comprehensive income” in the condensed consolidated statements of stockholders’ equity.

On May 30, 2013, the Company entered into an amendment to the Swap to change the fixed LIBOR component to 1.5995% and the floor rate to 1.00%.

As of October 5, 2014 and December 29, 2013, respectively, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	October 5, 2014	December 29, 2013
Other assets	$4,050	$5,460
Accrued expenses	(2,447)	(629)
Total derivatives designated as hedging instruments	$1,603	$4,831

The following table summarizes the loss recognized in accumulated other comprehensive income (“AOCI”) and the amount of gain reclassified from AOCI into earnings for the forty weeks ended October 5, 2014 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(1,912)	$24

7. Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for its financial and nonfinancial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices for identical instruments in active markets

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets

Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at October 5, 2014
Description	Total as of October 5, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$739	$739	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,590	2,590	—	—
Other assets—deferred compensation plan investment in Sprouts	5,317	—	5,317	—
Derivatives	1,603	—	1,603	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(12,961)	—	(12,961)	—
Total	$(2,712)	$3,329	$(6,041)	$—

Level 1  Investments include money market funds of $0.7 million and market index funds of $2.6 million. The fair values of these funds are based on quoted market prices in an active market.

Level 2  Assets and liabilities include $13.0 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $1.6 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

Level 2  Investments also include deferred compensation plan investments in an investment vehicle invested in Sprouts. During the forty week period ended October 5, 2014, the Company adjusted the fair market value of the investment vehicle to $5.3 million, reflecting a fair market value decrease of $6.6 million from December 29, 2013. The valuation of this investment vehicle is based on the underlying asset of the entity that trades in observable markets.

	Fair Value Measurement at December 29, 2013
Description	Total as of December 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$739	$739	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,490	2,490	—	—
Other assets—deferred compensation plan investment in Sprouts	11,919	—	11,919	—
Derivatives	4,831	—	4,831	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(18,831)	—	(18,831)	—
Total	$1,148	$3,229	$(2,081)	$—

Level 1  Investments include money market funds of $0.7 million and market index funds of $2.5 million. The fair values of these funds are based on quoted market prices in an active market.

Level 2  Assets and liabilities include $18.8 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $4.8 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

Level 2  Investments also include deferred compensation plan investments in an investment vehicle invested in Sprouts. During the fiscal year ended December 29, 2013, the Company adjusted the fair market value of the investment vehicle to reflect the fair market value increase of $10.7 million. The valuation of this investment vehicle is based on the underlying asset of the entity that trades in observable markets.

Certain assets are measured at fair value on a nonrecurring basis which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008, with the exception of approximately 450 hourly paid employees in the Company’s distribution and transportation operations who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s eligible distribution and transportation operations. Frozen Pension Participants will continue to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Service cost	$345	$377	$826	$916
Interest cost	2,639	2,296	6,311	5,575
Expected return on plan assets	(2,822)	(2,165)	(6,750)	(5,260)
Amortization of net actuarial gain	(209)	—	(501)	—
Net periodic benefit cost	$(47)	$508	$(114)	$1,231

During the forty weeks ended October 5, 2014, the Company made a $9.0 million contribution to the Single-Employer Plan. The Company expects to fund a total minimum required contribution of $10.7 million for fiscal year 2014.

Supplemental Executive Retirement Plan

The Company maintains a noncontributory supplemental executive retirement plan (“SERP”), which provides supplemental income payments for certain current and former corporate officers in retirement. Service and compensation accruals under the SERP were frozen effective June 1, 2008, and the accumulated SERP benefit for each participant was also frozen. Accordingly, SERP participants no longer accrue future service benefits nor will future compensation adjust the frozen SERP benefit.

The Company invests in corporate-owned life insurance policies, which provide partial funding for the SERP. The Company uses a measurement date of December 31 for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Interest cost	$369	$305	$923	$763
Net periodic benefit cost	$369	$305	$923	$763

Postretirement and Postemployment Benefit Obligations

The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for these benefits if they reached retirement age while still working for the Company. The Predecessor froze the accruing of benefits for eligible participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory, and adjustments to participants’ contributions are made annually. This plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar benefit based on years of service. The Company uses a measurement date of December 31 for this health care plan.

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Service cost	$93	$98	$233	$248
Interest cost	204	178	508	444
Prior service credit	(13)	—	(33)	—
Net periodic benefit cost	$284	$276	$708	$692

9. Income Taxes

The Company’s effective tax rate for the forty weeks ended October 5, 2014 and October 6, 2013 was 35.7% and 39.7%, respectively. The decrease in the 2014 effective tax rate was primarily due to permanent differences relating to changes in the cash surrender value and death benefit of corporate-owned life insurance policies and job credits.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At October 5, 2014, the Company had accrued a liability for penalties and interest of $0.3 million.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Mexico. The Company is subject to examinations by the major tax jurisdictions in which it files for the tax years 2005 and forward.

Currently, the federal tax return for the periods ended January 1, 2012 and November 14, 2012 are under examination by the Internal Revenue Service (“IRS”). The IRS has issued a Notice of Proposed Adjustment dated May 13, 2014 (“NOPA 1”) and a Notice of Proposed Adjustment dated September 15, 2014 (“NOPA 2”) related to the tax treatment of certain transaction costs associated with the Ares Acquisition. NOPA 1 relates to the tax deductibility of success-based fees paid to the Company’s investment banking advisor with respect to the Ares Acquisition. NOPA 2 relates to the tax deductibility of success-based fees paid to Apollo Management VI, L.P. (the “Manager”) pursuant to a Management Services Agreement entered into by the Company with the Manager effective as of May 31, 2007 which coincided with the date affiliates of the Manager acquired the Company. The Company believes the amount deducted of approximately $11.2 million in the Company’s tax return for the period January 2, 2012 through November 14, 2012 related to the success-based fees paid to the Company’s investment banking advisor and the Manager are appropriate and in compliance with applicable tax laws. The Company is entitled to indemnification from the selling security holders in the Ares Acquisition for certain losses arising from tax obligations relating to pre-closing periods. However, any such indemnification is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying parties. The Company has not recorded any tax reserve with respect to either NOPA 1 or NOPA 2 as of October 5, 2014.

The Company’s 2005 through 2007 California state tax returns are currently under examination by the California Franchise Tax Board. The Company is not aware of any proposed adjustment at this time.

10. Share-Based Compensation

2014 Incentive Plan

Effective September 23, 2014, and in connection with the IPO, SFSI adopted the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the “2014 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 5,500,000 shares of Common Stock to eligible employees, consultants and non-employee directors in the form of stock options, restricted stock, other stock-based awards and performance-based cash awards. In addition, the number of shares of Common Stock equal to the number of shares of Common Stock underlying stock options that were previously issued under the 2012 Incentive Plan (as defined below) and which expire, terminate or are cancelled for any reason without being exercised in full will be available for issuance under the 2014 Incentive Plan.

Effective September 23, 2014, SFSI’s board of directors and compensation committee of the board of directors granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment.  The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO.

Effective September 23, 2014, SFSI’s board of directors and compensation committee of the board of directors also granted options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under “—2012 Incentive Plan,” are referred to herein as the “Time-Based Options.” Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting at the end of the first and second years, 20% vesting at the end of the third and fourth years and 40% vesting at the end of the fifth year, and stock options to purchase up to 675,927 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. The remaining Time-Based Options granted (to purchase up to 228,776 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year.  All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

On September 22, 2014, stock options to purchase up to 821,370 shares of Common Stock previously granted on May 30, 2014 and June 6, 2014 under the 2012 Incentive Plan were cancelled and new grants of stock options to purchase up to 598,987 shares of Common Stock and 222,383 shares of restricted stock were granted to the same individuals under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over various years from grant date with various percentages vesting at the end of each year through May 30, 2019. These grants under the 2014 Incentive Plan are in addition to the aforementioned restricted stock grants of 458,645 shares and aforementioned stock option grants of 1,543,592.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the forty weeks ended October 5, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 29, 2013	—	—
Granted	681,028	$12.00
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at October 5, 2014	681,028	$12.00
Exercisable at October 5, 2014	—	—

The Company recorded share-based compensation expense related to the restricted stock awards of approximately $0.1 million for the sixteen weeks ended October 5, 2014.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the forty weeks ended October 5, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 29, 2013	—	—	—
Granted	2,142,579	$12.00
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at October 5, 2014	2,142,579	$12.00	9.91 years
Exercisable at October 5, 2014	—	—	—

The Company recorded share-based compensation expense for stock options granted under the 2014 Incentive Plan of $0.1 million for the sixteen weeks ended October 5, 2014.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock.  Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

In 2013, SFSI made grants of stock options to purchase up to a total of 5,433,620 shares of Common Stock to certain management employees and directors. During the forty weeks ended October 5, 2014, SFSI made grants of stock options to purchase up to a total of 901,930 shares of Common Stock to certain management employees.

Of the 901,930 Time-Based Options granted in 2014, stock options to purchase up to 403,560 shares of Common Stock were granted with time-based vesting terms and vest over five years subject to continuous service by the participant. The remaining Time-Based Options granted during the forty weeks ended October 5, 2014 (to purchase up to 498,370 shares of Common Stock) were granted to one management employee and vest on the earliest of (a) May 30, 2017, (b) a change in control of the Company, as defined in the 2012 Incentive Plan, and (c) the earliest date on or after May 30, 2016 on which both (i) an initial public offering of SFSI has occurred and (ii) Ares no longer beneficially owns securities representing 50% or more of the total voting power of the securities of SFSI entitled to vote in the election of the Board of Directors of SFSI, in each case, subject to continuous service by the participant through the applicable vesting date. All of the Time-Based Options granted during the forty weeks ended October 5, 2014 have a 10-year term.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the forty weeks ended October 5, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 29, 2013	5,433,620	$6.58	9.11 years
Granted	901,930	8.87
Forfeited	(79,420)	8.24
Exercised	—	—
Cancelled	(821,370)	8.78
Expired	—	—
Outstanding at October 5, 2014	5,434,760	$6.63	8.34 years
Exercisable at October 5, 2014	1,070,840	$6.58	8.34 years

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement, the Company has a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option. For Common Stock issued upon exercise of such stock options granted pursuant to the standard form of stock option award agreement, if a participant’s employment is terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity, the repurchase price of such shares of Common Stock is the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elects to exercise its repurchase rights, it must do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company recorded share-based compensation expense of $4.6 million related to these option grants during the sixteen weeks ended October 5, 2014 (including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO).

The grants of Time-Based Options made on May 30, 2014 and June 6, 2014 to purchase up to 821,370 shares of Common Stock were made to four management employees.  Of these grants, stock options to purchase up to 323,000 shares were made to three management employees which were subject to the Company’s repurchase right. Accordingly, the Company did not recognize share-based compensation expense related to these grants.  The remaining stock options to purchase up to 498,370 shares of Common Stock were made to one management employee. The Company has a right to repurchase from such participant all or a portion of the Common Stock issued upon the exercise of such stock options in the manner described above; provided that if the participant’s termination of employment is voluntary for any reason and the participant has not engaged in detrimental activity, the repurchase price is the fair market value of the Common Stock on the date of termination. The Company recognized share-based compensation expense of $0.2 million through September 22, 2014 related to these grants. On September 22, 2014, these options were cancelled and new grants were made under the 2014 Incentive Plan.

On May 30, 2014, the Company modified its repurchase rights related to grants of Time-Based Options to two management employee participants to purchase up to 2,250,360 shares of Common Stock originally awarded on February 1, 2013. Pursuant to the terms of the modified award agreements, the Company has a right to repurchase from such participant all or a portion of the Common Stock issued upon the exercise of such stock options in the manner described above; provided that if the participant’s termination of employment is voluntary for any reason and the participant has not engaged in detrimental activity, the repurchase price is the fair market value of the Common Stock on the date of termination. The Company recognized share-based compensation expense of $3.4 million for the forty weeks ended October 5, 2014 related to these grants.

In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the “Rollover Options”). For Common Stock issued upon exercise of a Rollover Option, the repurchase price is the fair market value of the Common Stock on the date of termination. In the event of a participant’s termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elects to exercise its repurchase right, it must do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant’s termination of employment for any other reason, the repurchase right must be exercised by the Company during the 90-day period following the date of termination. On May 30, 2014, one management employee participant net settled a Rollover Option to purchase 924,730 shares of Common Stock to satisfy a portion of the required exercise price of the issued shares and to cover the minimum amount of required employee withholding taxes, resulting in the issuance of 426,170 shares of Common Stock.

11. Accumulated Other Comprehensive Income

The following table represents the changes in AOCI by each component net of tax for the forty weeks ended October 5, 2014 (in thousands):

	Cash Flow Hedging Activity	Defined Benefit Retirement Plan	Foreign Currency Translation	Total
Balance at December 29, 2013	$2,880	$28,524	$(420)	$30,984
OCI before reclassification	(1,936)	—	16	(1,920)
Amounts reclassified out of AOCI	24	—	—	24
Net current period OCI	(1,912)	—	16	(1,896)
Balance at October 5, 2014	$968	$28,524	$(404)	$29,088

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the forty weeks ended October 5, 2014 (in thousands).

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Gain on cash flow hedges
Interest rate swaps	$40	Interest expense, net
	40	Total before income tax
	(16)	Income tax provision
	$24	Reclassification adjustments, net of tax
Total reclassifications	$24	Total reclassifications, net of tax

12. Segment Information

The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The “Smart & Final” business focuses on both household and business customers, and the “Cash & Carry” business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. We consider each of the store banners to be an operating segment and have further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

The “Corporate/Other” category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company’s debt obligations, equity earnings in its joint venture, and income taxes.

For the sixteen weeks ended October 5, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$839,276	$292,545	$—	$1,131,821
Cost of sales, distribution and store occupancy	708,599	251,148	2,570	962,317
Operating and administrative expenses	102,688	18,495	19,495	140,678
Income (loss) from operations	$27,989	$22,902	$(22,065)	$28,826
As of October 5, 2014:
Total assets	$1,538,922	$254,848	$(89,890)	$1,703,880
Intercompany receivable (payable)	$232,657	$(74,927)	$(157,730)	$—
Investment in joint venture	$—	$—	$12,001	$12,001
Goodwill	$406,662	$204,580	$—	$611,242
For the sixteen weeks ended October 5, 2014:
Capital expenditures	$38,535	$803	$1,900	$41,238

For the sixteen weeks ended October 6, 2013, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$759,716	$261,676	$—	$1,021,392
Cost of sales, distribution and store occupancy	641,923	224,403	2,254	868,580
Operating and administrative expenses	89,670	16,818	14,929	121,417
Income (loss) from operations	$28,123	$20,455	$(17,183)	$31,395
For the sixteen weeks ended October 6, 2013:
Capital expenditures	$18,273	$1,119	$1,274	$20,666

For the forty weeks ended October 5, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,024,324	$670,584	$—	$2,694,908
Cost of sales, distribution and store occupancy	1,707,868	578,479	6,283	2,292,630
Operating and administrative expenses	243,651	44,324	46,552	334,527
Income (loss) from operations	$72,805	$47,781	$(52,835)	$67,751
For the forty weeks ended October 5, 2014:
Capital expenditures	$83,595	$1,184	$4,905	$89,684

For the forty weeks ended October 6, 2013, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,857,214	$610,279	$—	$2,467,493
Cost of sales, distribution and store occupancy	1,568,241	527,399	5,718	2,101,358
Operating and administrative expenses	217,290	41,018	37,148	295,456
Income (loss) from operations	$71,683	$41,862	$(42,866)	$70,679
For the forty weeks ended October 6, 2013:
Capital expenditures	$37,966	$1,493	$3,207	$42,666

13. Commitments and Contingencies

Legal Actions

On December 11, 2012, a purported class action was filed in Los Angeles Superior Court entitled Matthew Thompson vs. Smart & Final Inc. by a former hourly store employee on behalf of a purported class of all California hourly store employees alleging various violations of California wage and hour laws including, among others, failure to pay for all hours worked, meal and rest break violations, failure to pay wages properly at termination and non-compliant wage statements. The plaintiff has also asserted claims under California’s Private Attorney General Act. The Company has denied liability for all of these allegations.

On June 19, 2013, a purported class action was filed in Los Angeles Superior Court entitled Raquel Manzo vs. Smart & Final by a former hourly store employee on behalf of a purported class of all California hourly store employees alleging various violations of California wage and hour laws including, among others, improper calculation of certain overtime rates. The Company has denied liability for all of these allegations.

The Thompson and Manzo cases were ordered to be combined for mediation. Following a mediation held in November 2013, the various parties to these actions accepted a mediator’s proposal to settle these matters. The proposed settlements require court approval, which approval was preliminarily granted on April 22, 2014. Final court approval was originally scheduled for September 15, 2014 and has been continued by the court to November 18, 2014. SFSI recorded a loss accrual estimate of $3.0 million in its consolidated financial statements for the fiscal year ended December 29, 2013 related to these matters.

The Company is engaged in various legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. The Company does not believe that the ultimate determination of these actions, claims and proceedings will either individually or in the aggregate have a material adverse effect on its consolidated results of operations or financial position.

14. Stockholders’ Equity

On September 19, 2014, SFSI’s board of directors and stockholders approved a 190-for-one stock split of SFSI’s outstanding common stock and increased the total number of shares that the Company was authorized to issue to up to 340,000,000 shares of common stock and 10,000,000 shares of preferred stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

On September 29, 2014, the Company completed its IPO, pursuant to which it sold an aggregate of 15,467,500 shares of Common Stock after giving effect to the underwriters’ exercise in full of their option to purchase additional shares at a price of $ 12.00 per share. The Company received gross proceeds from the IPO of approximately $185.6 million, or $167.7 million after deducting underwriting discounts and commissions of $12.5 million and other offering expenses of approximately $5.4 million. The Company used $115.5 million of the net proceeds from the IPO to make a partial repayment of the Term Loan Facility.  See Note 5, Debt.

15. Earnings Per Share

Basic earnings per share represents net income for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options.

A reconciliation of the components of basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 5, 2014	October 6, 2013	October 5, 2014	October 6, 2013
Net income	$10,223	$10,033	$23,845	$15,160
Weighted average shares outstanding for basic EPS	59,101,972	57,171,190	57,969,954	56,989,129
Effect of dilutive securities:
Assumed exercise of time-based stock options	2,130,240	2,351,405	2,226,162	2,319,203
Weighted average shares and share equivalents outstanding for diluted EPS	61,232,212	59,522,595	60,196,116	59,308,332
Basic earnings per share	$0.17	$0.18	$0.41	$0.27
Diluted earnings per share	$0.17	$0.17	$0.40	$0.26

Potentially dilutive securities representing 2,847,491 shares of Common Stock for the sixteen weeks ended October 5, 2014 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 1,773,534 shares of Common Stock for the forty weeks ended October 5, 2014 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

16. Subsequent Events

The Company has performed an evaluation of subsequent events through November 17, 2014, which is the date the unaudited condensed consolidated financial statements of SFSI were available to be issued. No subsequent events were identified impacting the unaudited condensed consolidated financial statements as presented.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q.

Forward-Looking Statements

The discussion in this quarterly report on Form 10-Q, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of federal securities laws. All statements other than statements of historical fact contained in this quarterly report on Form 10-Q, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this quarterly report on Form 10-Q reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements in this quarterly report on Form 10-Q are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this quarterly report on Form 10-Q, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

•                  competition in our industry is intense and our failure to compete successfully may adversely affect our sales, financial condition and operating results;

•                  our continued growth depends on new store openings and our failure to successfully open new stores could adversely affect our business and stock price;

•                  real or perceived quality or food safety concerns could adversely affect our business, operating results and reputation;

•                  we may be unable to maintain or increase comparable store sales, which could adversely affect our business and stock price;

•                  the current geographic concentration of our stores and our net sales creates an exposure to local or regional downturns or catastrophic occurrences;

•                  disruption of significant supplier relationships could adversely affect our business;

•                  any significant interruption in the operations of our distribution centers or common carriers could disrupt our ability to deliver our products in a timely manner;

•                  our failure to comply with laws, rules and regulations affecting us and our industry could adversely affect our financial condition and operating results;

•                  disruptions to or security breaches involving our information technology systems could harm our ability to run our business;

•                  we have significant debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition and operating results and our ability to react to changes to our business; and

•                  covenants in our debt agreements restrict our operational flexibility.

Readers are urged to consider these factors carefully in evaluating the forward-looking statements in this quarterly report on Form 10-Q and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. We operate 252 non-membership, warehouse-style stores throughout the Western United States, with an additional 13 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the forty weeks ended October 5, 2014, our Smart & Final and Cash & Carry segments represented approximately 75.1% and 24.9%, respectively, of our consolidated sales, compared to 75.3% and 24.7%, respectively, for the forty weeks ended October 6, 2013.

Our Smart & Final segment is based in Commerce, California and includes 110 legacy Smart & Final stores and 90 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes 52 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to opportunistically grow our Cash & Carry store footprint.

In addition, we plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of a number of key initiatives, including initiatives to increase net sales of perishable products in our Smart & Final stores, to increase net sales of private label products in our Smart & Final and Cash & Carry stores, and to expand our marketing programs in our Smart & Final and Cash & Carry stores. We expect each of these key initiatives, if successful, to generate increased comparable store sales and also expect our initiative to increase net sales of private label products to enhance our operating margins, as private label products have historically generated higher gross margins relative to national branded products.

Factors Affecting Our Results of Operations

Various factors affect our results of operations during each period, including:

Store Openings

We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings, conversions and relocations. We also plan to opportunistically open new Cash & Carry stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Cash & Carry stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, our new stores generally have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

Developments in Competitive Landscape

We operate in the highly competitive food retail and foodservices industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location. Our principal competitors include conventional grocers such as Albertsons, Kroger and Safeway, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

Pricing Strategy and Investments in “Everyday Low Prices”

We have a commitment to “everyday low prices,” which we believe positions both our Smart & Final and Cash & Carry stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Cash & Carry stores is targeted to be substantially lower than our foodservice delivery competitors, with greater price transparency to customers and no minimum order size, and competitive with typical warehouse clubs.

Our pricing strategy is geared toward optimizing the pricing and promotional activities across our mix of higher-margin perishable items and everyday value-oriented traditional grocery items. This strategy involves determining prices that will improve our operating margins based upon our analysis of how demand varies at different price levels as well as our costs and inventory levels.

Expanded Private Label Offerings

Private label products are key components of our pricing and merchandising strategy, as we believe they build and deepen customer loyalty, enhance our value proposition, generate higher gross margins relative to national brands and improve the breadth and selection of our product offering. We believe that a strong private label offering has become an increasingly important competitive advantage in the food retail and foodservices industries.

As of the October 5, 2014, we had a portfolio of approximately 2,500 private label items, which represented 29% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

General Economic Conditions and Changes in Consumer Behavior

The overall economic environment in the markets we serve, particularly California, and related changes in consumer behavior, have a significant impact on our business and results of operations. In general, positive conditions in the broader economy promote customer spending in our stores, while economic weakness results in reduced customer spending. Macroeconomic factors that can affect customer spending patterns, and thereby our results of operations, include employment rates, business conditions, changes in the housing market, the availability of consumer credit, interest rates, tax rates and fuel and energy costs.

Although continuing economic weakness has decreased overall consumer spending, we believe that many consumers are spending less of their overall food budget on meals away from home and more at food retailers. As a result, we believe that the impact of the recent economic slowdown on our results of operations has at least been partially mitigated by increased consumer preferences for meals at home. Further, our primary markets feature relatively stable local economies with diversified employer bases and stable to modestly growing populations.

Infrastructure Investment

Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We have made significant investments in senior management, information technology systems, supply chain systems and marketing. These investments include significant additions to our personnel, including experienced industry executives and management and merchandising teams to support our long-term growth objectives. We plan on continuing to make targeted investments in our infrastructure as necessary to support our growth.

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted in the short term, as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through product cost increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. We began to experience food inflation starting in early fiscal year 2012, particularly in some commodity driven categories, although we were generally able to pass through the effect of these higher prices. Food inflation moderated in early fiscal year 2013 and was essentially flat through the remainder of calendar year 2013. Food inflation rose sharply in the first half of 2014, but moderated in the 3rd quarter of 2014.

Components of Results of Operations

Net Sales

We recognize revenue from the sale of products at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Sales tax collections are presented in the statement of operations and comprehensive income on a net basis and, accordingly, are excluded from reported sales revenues. Proceeds from the sale of our Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. Our Smart & Final gift cards do not have an expiration date. We have not recorded any unredeemed gift card revenue or breakage related to our gift card program.

We regularly review and monitor comparable store sales growth to evaluate and identify trends in our sales performance. With respect to any fiscal period during any year, comparable store sales include sales for stores operating both during such fiscal period in such year and in the same fiscal period of the previous year. Sales from a store will be included in the calculation of comparable store sales after the 60th full week of operations, and sales from a store are also included in the calculation of comparable store sales if (i) the store has been physically relocated, (ii) the selling square footage has been increased or decreased or (iii) the store has been converted to a new format within a store banner (e.g., from a legacy Smart & Final store to the Extra! format). However, sales from an existing store will not be included in the calculation of comparable store sales if the store has been converted to a different store banner (e.g., from Smart & Final to Cash & Carry).

Cost of Sales, Buying and Occupancy and Gross Margin

The major categories of costs included in cost of sales, buying and occupancy are cost of goods sold, distribution costs, costs of our buying department and store occupancy costs, net of earned vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from our warehouses to our stores, and other costs of our distribution network. Store occupancy costs include store rental, common area maintenance, property taxes, property insurance, and depreciation.

Gross margin represents sales less cost of sales, buying and occupancy. Our gross margin may not be comparable to other retailers, since not all retailers include all of the costs related to their distribution network in cost of sales like we do. Some retailers exclude a portion of these costs (e.g., store occupancy and buying department costs) from cost of sales and include them in selling, general and administrative expenses.

Our cost of sales, buying and occupancy expense and gross margin are correlated to sales volumes. As sales increase, gross margin is affected by the relative mix of products sold, pricing strategies, inventory shrinkage and improved leverage of fixed costs.

Operating and Administrative Expenses

Operating and administrative expenses include direct store-level expenses associated with displaying and selling our products at the store level, including salaries and benefits for our store work force, fringe benefits, store supplies, advertising and marketing and other store-specific costs. Operating and administrative expenses also consist of store overhead costs and corporate administrative costs including salaries and benefits costs, share-based compensation, corporate occupancy costs and amortization expense.

We expect that our operating and administrative expenses will increase in future periods as a result of additional legal, accounting, insurance and other expenses associated with being a public company and increases resulting from our store development program, including the growth in the number of our stores, as well as increased share-based compensation expense related to equity awards granted to our directors and eligible employees under the 2014 Incentive Plan both in connection with and following the IPO and as explained elsewhere in this quarterly report on Form 10-Q.

Income Tax Provision

We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of October 5, 2014, this joint venture operated 13 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness. In connection with the Ares Acquisition, we entered into the Term Loan Facility and the Second Lien Term Loan Facility consisting of $525.0 million and $195.0 million of term indebtedness, respectively, and our $150.0 million Revolving Credit Facility.

During the second quarter of 2013, we amended the Term Loan Facility to reduce the applicable margin from 4.50% to 3.50% and reduce the Adjusted LIBOR floor rate from 1.25% to 1.00%. Additionally, we increased the size of the Term Loan Facility by $55.0 million through an incremental facility, and used the proceeds of this borrowing to reduce the borrowings outstanding under the Second Lien Term Loan Facility by $55.0 million. We recorded a $7.1 million loss on the early extinguishment of debt in the second quarter of 2013.

During the fourth quarter of 2013, we amended the Term Loan Facility to increase the applicable margin from 3.50% to 3.75% and reduce the size of the incremental borrowing facilities that can be incurred without regard to leverage-based limitations from $125.0 million to $75.0 million. Additionally, we increased the size of the Term Loan Facility by $140.0 million through an incremental facility, and used the proceeds of this borrowing to repay all amounts outstanding under the Second Lien Term Loan Facility, which was then terminated. We recorded a $17.4 million loss on the early extinguishment of debt in the fourth quarter of 2013.

On September 29, 2014, we used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility.  Consequently, we recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the sixteen and forty weeks ended October 5, 2014.  Quarterly amortization of the principal amount is no longer required.

Initial Public Offering

On September 29, 2014, we completed an initial public offering of our Common Stock, pursuant to which we sold an aggregate of 15,467,500 shares of Common Stock, after giving effect to the underwriters’ exercise in full of their option to purchase additional shares, at a price of $12.00 per share. We received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds to repay borrowings of $115.5 million under the Term Loan Facility and we expect to use the remainder to fund growth initiatives and for general corporate purposes.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last three completed fiscal years ended on December 29, 2013, December 30, 2012 and January 1, 2012.

All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

The following tables summarize key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statement of Operations Data

	Sixteen Weeks Ended				Forty Weeks Ended
	October 5, 2014		October 6, 2013		October 5, 2014		October 6, 2013
	(Dollars in thousands, except per share)
Net sales	$1,131,821	100.0%	$1,021,392	100.0%	$2,694,908	100.0%	$2,467,493	100.0%
Cost of sales, buying and occupancy	962,317	85.0%	868,580	85.0%	2,292,630	85.1%	2,101,358	85.2%
Gross margin	169,504	15.0%	152,812	15.0%	402,278	14.9%	366,135	14.8%
Operating and administrative expenses	140,678	12.4%	121,417	11.9%	334,527	12.4%	295,456	12.0%
Income from operations	28,826	2.5%	31,395	3.1%	67,751	2.5%	70,679	2.9%
Interest expense, net	(11,725)	-1.0%	(14,386)	-1.4%	(29,483)	-1.1%	(39,815)	-1.6%
Loss on early extinguishment of debt	(2,224)	-0.2%	—	0.0%	(2,224)	-0.1%	(7,139)	-0.3%
Equity in earnings of joint venture	318	0.0%	887	0.1%	1,032	0.0%	1,408	0.1%
Income before income taxes	15,195	1.3%	17,896	1.8%	37,076	1.4%	25,133	1.0%
Income tax provision	(4,972)	-0.3%	(7,863)	-0.8%	(13,231)	-0.4%	(9,973)	-0.4%
Net income	$10,223	1.1%	$10,033	1.0%	$23,845	0.9%	$15,160	0.6%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.17		$0.18		$0.41		$0.27
Net income per share - Diluted	$0.17		$0.17		$0.40		$0.26

Other Operating Data

Comparable store sales growth	6.6%		3.1%		5.8%		4.1%
Smart & Final banner	4.7%		2.3%		4.4%		3.6%
Cash & Carry banner	11.8%		5.3%		9.9%		5.8%
Stores at end of period	252		239		252		239
Smart & Final banner	200		187		200		187
Extra! Format	90		67		90		67
Cash & Carry banner	52		52		52		52

Sixteen Weeks Ended October 5, 2014 Compared to the Sixteen Weeks Ended October 6, 2013

Net Sales

Net sales for the sixteen weeks ended October 5, 2014 increased $110.4 million, or 10.8%, to $1,131.8 million as compared to $1,021.4 million for the sixteen weeks ended October 6, 2013. This increase in net sales was attributable to comparable store sales growth of $66.4 million in our store banners, and the net sales of $44.0 million from the opening of 12 new stores in the forty weeks ended October 5, 2014 and five new stores in 2013.

Comparable store sales for the sixteen weeks ended October 5, 2014 increased 6.6% as compared to the sixteen weeks ended October 6, 2013. This increase in comparable store sales was attributable to an increase of 3.9% in comparable transaction count and an increase of 2.5% in comparable average transaction size.

For the sixteen weeks ended October 5, 2014, net sales for our Smart & Final segment increased $79.6 million, or 10.5%, to $839.3 million as compared to $759.7 million for the sixteen weeks ended October 6, 2013. Comparable store sales for our Smart & Final segment increased 4.7% as compared to the sixteen weeks ended October 6, 2013, primarily attributable to increases in both comparable transaction count of 4.0% and comparable transaction size of 0.7%.

For the sixteen weeks ended October 5, 2014, net sales for our Cash & Carry segment increased $30.9 million, or 11.8%, to $292.5 million as compared to $261.7 million for the sixteen weeks ended October 6, 2013. Comparable store sales for our Cash & Carry segment increased 11.8% as compared to the sixteen weeks ended October 6, 2013, primarily attributable to increases in both comparable transaction count of 3.7% and comparable transaction size of 7.8%.

Gross Margin

Gross margin for the sixteen weeks ended October 5, 2014 increased $16.7 million, or 10.9%, to $169.5 million as compared to $152.8 million for the sixteen weeks ended October 6, 2013. The increase in gross margin attributable to increased sales was $16.6 million and the increase in gross margin attributable to increased gross margin rate was $0.1 million. As a percentage of sales, gross margin was 15.0% for both the sixteen weeks ended October 5, 2014 and for the sixteen weeks ended October 6, 2013. Compared to the sixteen weeks ended October 6, 2013, gross margin as a percentage of sales for the sixteen weeks ended October 5, 2014 included lower merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for a decrease of 0.17%, including an 0.11% decrease in our Smart & Final segment and a 0.06% decrease in our Cash & Carry segment), partially offset by decreased warehouse and transportation costs as a percentage of sales (accounting for an 0.11% decrease, including a 0.07% decrease in our Smart& Final segment and a 0.04% decrease in our Cash & Carry segment). Store occupancy costs as a percentage of sales decreased 0.08% including a 0.05% decrease in our Smart & Final segment and a 0.03% decrease in our Cash & Carry segment, reflecting the relatively fixed nature of these costs.

Operating and Administrative Expenses

Operating and administrative expenses for the sixteen weeks ended October 5, 2014 increased $19.3 million, or 15.9%, to $140.7 million, as compared to $121.4 million for the sixteen weeks ended October 6, 2013. This increase in operating and administrative expenses was primarily due to $9.8 million of increased wages, fringe benefits and incentive bonus costs, $1.4 million of increased marketing costs in support of our increased sales and other marketing initiatives, $3.9 million of increased other store direct expenses, $1.2 million of accounting, legal and other costs associated with our IPO, $6.7 million of share-based compensation expense associated with our equity compensation program and $0.5 million increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of our supplemental executive retirement plan. Operating and administrative expenses for the sixteen weeks ended October 5, 2014 were partially offset by a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a $0.7 million gain associated with the death benefit on a corporate-owned life insurance policy that supports our deferred compensation program. As a percentage of sales, operating and administrative expenses for the sixteen weeks ended October 5, 2014 increased 0.5% to 12.4% as compared to 11.9% for the sixteen weeks ended October 6, 2013. Approximately 0.59% of the increase in operating and administrative expenses as a percentage of sales was due to the recognition of share-based compensation expense associated with our equity compensation program, 0.04% of the increase was due to higher marketing costs (including a 0.03% increase in our Smart & Final segment and a 0.01% increase in our Cash & Carry segment) and 0.14% of the increase was due to increased wages, benefits and incentive bonuses (including 0.15% increase in our Smart & Final segment). Additionally, 0.07% of the increase was due to increased other store direct expenses (including 0.08% increase in our Smart & Final segment partially offset by a 0.01% decrease in our Cash & Carry segment), and

0.10% of the increase was due to increased consulting costs. These increases were partially offset by 0.29% due to the reversal of an executive compensation reserve and by 0.06% due to gain associated with the death benefit on a company owned life insurance policy.

Interest Expense, Net

Interest expense for the sixteen weeks ended October 5, 2014 decreased $2.7 million, or 18.5%, to $11.7 million as compared to $14.4 million for the sixteen weeks ended October 6, 2013. This decrease in interest expense was primarily due to a lower average effective interest rate under our Term Loan Facility.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt for the sixteen weeks ended October 5, 2014 and recorded no such loss for the sixteen weeks ended October 6, 2013. The loss for the sixteen weeks ended October 5, 2014 was attributable to the $115.5 million repayment of borrowings under the Term Loan Facility in connection with our IPO.  Costs associated with such loss were due to the write-off of the related unamortized debt discount and deferred financing costs.

Income Tax Provision

Our income tax provision for the sixteen weeks ended October 5, 2014 decreased $2.9 million to $5.0 million as compared to $7.9 million for the sixteen weeks ended October 6, 2013. The effective income tax rate for the sixteen weeks ended October 5, 2014 was 32.7% as compared to 43.9% for the sixteen weeks ended October 6, 2013.  The decrease in the effective income tax rate was primarily attributable to the non-taxable gain on the death benefit associated with a company owned life insurance policy and the non-taxable gain recognized on the reversal of the executive compensation reserve.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the sixteen weeks ended October 5, 2014 decreased $0.6 million to $0.3 million, as compared to $0.9 million for the sixteen weeks ended October 6, 2013.

Forty Weeks Ended October 5, 2014 Compared to the Forty Weeks Ended October 6, 2013

Net Sales

Net sales for the forty weeks ended October 5, 2014 increased $227.4 million, or 9.2%, to $2,694.9 million as compared to $2,467.5 million for the forty weeks ended October 6, 2013. This increase in net sales was attributable to comparable store sales growth of $142.3 million in our store banners, and net sales of $85.1 million from the opening of 12 new stores in the forty weeks ended October 5, 2014 and five new stores in the forty weeks ended October 6, 2013.

Comparable store sales for the forty weeks ended October 5, 2014 increased 5.8% as compared to the forty weeks ended October 6, 2013. This increase in comparable store sales was attributable to an increase of 3.8% in comparable transaction count and an increase of 1.9% in comparable average transaction size.

For the forty weeks ended October 5, 2014, net sales for our Smart & Final segment increased $167.1 million, or 9.0%, to $2,024.3 million as compared to $1,857.2 million for the forty weeks ended October 6, 2013. Comparable store sales for our Smart & Final segment increased 4.4% as compared to the forty weeks ended October 6, 2013, primarily attributable to increases in both comparable transaction count of 3.9% and comparable transaction size of 0.5%.

For the forty weeks ended October 5, 2014, net sales for our Cash & Carry segment increased $60.3 million, or 9.9%, to $670.6 million as compared to $610.3 million for the forty weeks ended October 6, 2013. Comparable store sales for our Cash & Carry segment increased 9.9% as compared to the forty weeks ended October 6, 2013, primarily attributable to increases in both comparable transaction count of 3.3% and comparable transaction size of 6.3%.

Gross Margin

Gross margin for the forty weeks ended October 5, 2014 increased $36.1 million, or 9.9%, to $402.3 million as compared to $366.1 million for the forty weeks ended October 6, 2013. The increase in gross margin attributable to increased sales was $33.7 million and the increase in gross margin attributable to increased gross margin rate was $2.4 million. As a percentage of sales, gross margin increased 0.1% to 14.9% for the forty weeks ended October 5, 2014, as compared to 14.8% for the forty weeks ended October 6, 2013. The increase in gross margin as a percentage of sales was mainly due to a decrease in warehouse and transportation costs as a percentage of sales (accounting for a 0.10% decrease, including a 0.06% decrease in our Smart& Final segment and a 0.04% decrease in our Cash & Carry segment) and a decrease in store occupancy costs as a percentage of sales (accounting for a 0.10% decrease, including a 0.08% decrease in our Smart & Final segment and a 0.02% decrease in our Cash & Carry segment), reflecting the relatively fixed nature of these costs. The decreases in warehouse and transportation costs and store occupancy costs as a percentage of sales were partially offset by a 0.10% decrease in merchandise product margin rates (including the effect of inventory losses) as a percentage of sales in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the forty weeks ended October 5, 2014 increased $39.1 million, or 13.2%, to $334.5 million, as compared to $295.5 million for the forty weeks ended October 6, 2013. This increase in operating and administrative expenses was primarily due to $19.4 million of increased wages, fringe benefits and incentive bonus costs, $4.0 million of increased marketing costs in support of our increased sales and other marketing initiatives, $7.6 million of increased other store direct expenses, $8.5 million of share-based compensation expense associated with our equity compensation program, $3.2 million of accounting, legal and other consulting costs associated with our IPO and our long-range store development planning (including remodels of our legacy Smart & Final stores and conversions to our Extra! format) and $0.9 million increased expense associated with decreased cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. Operating and administrative expenses for the forty weeks ended October 5, 2014 were partially offset by a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a $0.7 million gain associated with the death benefit on a company owned life insurance policy that supports our deferred compensation program. As a percentage of sales, operating and administrative expenses for the forty weeks ended October 5, 2014 increased 0.4% to 12.4% as compared to 12.0% for the forty weeks ended October 6, 2013. Approximately 0.31% of the increase in operating and administrative expenses as a percentage of sales was due to share-based compensation expense, 0.12% of the increase was due to higher consulting costs primarily associated with our IPO and our long-range store development planning, 0.08% of the increase was due to higher marketing costs in our Smart & Final segment and 0.09% of the increase was due to increased wages, benefits and incentive bonuses (including a 0.08% increase in our Smart & Final segment partially offset by a 0.02% decrease in our Cash & Carry segment). These increases were partially offset by 0.13% due to the reversal of an executive compensation reserve and by 0.03% due to the gain associated with the death benefit on a company owned life insurance policy.

Interest Expense, Net

Interest expense for the forty weeks ended October 5, 2014 decreased $10.3 million, or 26.0%, to $29.5 million as compared to $39.8 million for the forty weeks ended October 6, 2013. This decrease in interest expense was primarily due to a lower average effective interest rate under our Term Loan Facility.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt for the forty weeks ended October 5, 2014 and recorded a $7.1 million loss on the early extinguishment of debt for the forty weeks ended October 6, 2013. The loss for the forty weeks ended October 5, 2014 was attributable to the $115.5 million repayment of borrowings under the Term Loan Facility in connection with our IPO.  Costs associated with such loss were attributable to the write-off of the related unamortized debt discount and deferred financing costs. The loss in the forty weeks ended October 6, 2013 was attributable to an amendment to our Term Loan Facility, which resulted in changes to the applicable margin and the incurrence of additional term loans under the Term Loan Facility, the proceeds of which were used to repay $55.0 million outstanding under the Second Lien Term Loan Facility. Costs associated with such loss were due to fees and the write-off of the related unamortized debt discount and deferred financing costs. For the forty weeks ended October 6, 2013, we incurred approximately $7.5 million of fees in connection with the first amendment to our Term Loan Facility, approximately $4.9 million of which were recorded as a debt discount and are amortized over the term of the Term Loan Facility.

Income Tax Provision

Our income tax provision for the forty weeks ended October 5, 2014 increased $3.2 million to $13.2 million, as compared to $10.0 million for the forty weeks ended October 6, 2013. The effective income tax rate for the forty weeks ended October 5, 2014 was 35.7% as compared to 39.7% for the forty weeks ended October 6, 2013. The decrease in the effective income tax rate was primarily attributable to the non-taxable gain on the death benefit associated with a company owned life insurance policy and the non-taxable gain recognized on the reversal of the executive compensation reserve.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the forty weeks ended October 5, 2014 decreased $0.4 million to $1.0 million, as compared to $1.4 million for the forty weeks ended October 6, 2013.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of October 5, 2014, we had no amounts drawn under our Revolving Credit Facility and $110.1 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Forty Weeks Ended October 5, 2014	Forty Weeks Ended October 6, 2013
Cash and cash equivalents at end of period	$110,068	$56,914
Cash provided by operating activities	100,425	73,464
Cash used in investing activities	(89,789)	(42,888)
Cash provided by (used in) financing activities	45,733	(9,649)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the forty weeks ended October 5, 2014 and October 6, 2013 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the forty weeks ended October 5, 2014 increased $26.9 million to $100.4 million as compared to $73.5 million for the forty weeks ended October 6, 2013. This increase is primarily attributable to higher net income and improved working capital including lower cash interest payments partially offset by higher cash pension contributions. During the forty weeks ended October 5, 2014, we made cash interest payments of $33.2 million and cash pension contributions of $9.0 million, as compared to cash interest payments of $42.1 million and cash pension contributions of $6.4 million during the forty weeks ended October 6, 2013.

Investing Activities

Cash used in investing activities increased $46.9 million to $89.8 million for the forty weeks ended October 5, 2014 as compared to $42.9 million in the forty weeks ended October 6, 2013. This increase is primarily attributable to a $47.0 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format.

Financing Activities

Cash provided by financing activities increased $55.4 million to cash provided of $45.7 million for the forty weeks ended October 5, 2014, as compared to cash used of $9.6 million for the forty weeks ended October 6, 2013. This increase is primarily attributable to the $168.5 million net proceeds received from our IPO, partially offset by a $111.7 million increase in net payments on our Term Loan Facility. The increase in net payments on our Term Loan Facility was partially offset by cash used for employee withholding taxes related to the net settlement of an option exercise in the forty weeks ended October 5, 2014.

At October 5, 2014, we had cash and cash equivalents of $110.1 million, stockholders’ equity of $540.2 million and debt, net of debt discount, of $587.8 million. At October 5, 2014 we had working capital of $116.3 million as compared to $69.0 million at October 6, 2013. This increase in working capital was primarily due to an increase in cash and cash equivalents as a result of our IPO.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of October 5, 2014, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$594,907	$—	$—	$—	$594,907
Interest on long-term debt	174,562	31,184	64,109	74,330	4,939
Operating leases	857,764	89,681	167,394	139,107	461,582
Total contractual obligations	$1,627,233	$120,865	$231,503	$213,437	$1,061,428

The primary changes in our contractual obligations as of October 5, 2014 as compared to our contractual obligations as of December 29, 2013 relate to (i) the repayment of borrowings of approximately $115.5 million under the Term Loan Facility, and (ii) additional operating leases entered into during the forty weeks ended October 5, 2014 primarily related to our new store growth.

The interest payments on our Term Loan Facility outstanding as of October 5, 2014 incorporate the effect of the interest rate swap, which effectively converts the variable rate of the Term Loan Facility to a fixed rate.  The five-year interest rate swap fixed the LIBOR component of interest at 1.5995% on a variable notional amount through March 29, 2018. See Note 5, Debt, and Note 6, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

Purchase orders or contracts for the purchase of goods for resale in our stores and other goods and services are not included in the table above. We are not able to reasonably determine the aggregate amount of such purchase orders that may constitute established contractual obligations, as purchase orders may represent individual authorizations to purchase rather than binding agreements. Other than with respect to Unified Grocers (as described immediately below), we do not have significant agreements for the purchase of goods for resale in our stores or other goods and services that exceed our expected requirements or that are not cancelable on short notice.

We have a contractual obligation under our supply agreement with Unified Grocers to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement, as amended, expires in December 2015. The related amounts are not included in the above table.

The table above also excludes funding of pension and other postretirement benefit and postemployment obligations. See Note 9, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, to our audited consolidated financial statements for additional information on funding of our plans.

We also have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Off Balance Sheet Arrangements

As of October 5, 2014, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting estimates are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations. The following are considered our most critical accounting estimates that, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive income as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option’s expected term and price volatility of the underlying stock.

Given the absence of a public trading market for our Common Stock prior to the IPO, the fair value of the Common Stock underlying our share-based awards was determined by our board of directors, with input from management and, in some cases, a contemporaneous valuation report prepared by an unrelated nationally recognized third-party valuation specialist, in each case using the income and market valuation approach. We believe that our board of directors had the relevant experience and expertise to determine the fair value of our Common Stock. In accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our Common Stock. These estimates are no longer necessary to determine the fair value of new awards now that the underlying shares are publicly traded.

In addition to assumptions used in the Black-Scholes-Merton option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.

The assumptions referred to above represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If these assumptions change and different factors are used, our share-based compensation expense could be materially different in the future.

We recognize compensation cost for graded vesting awards as if they were granted in multiple awards. We believe the use of this “multiple award” method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vests over various periods. Management also believes that this provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods.

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates FIFO) or market. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

The proper valuation of inventory also requires us to estimate the net realizable value of our slow-moving inventory at the end of each period. We base net realizable values upon many factors, including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When we have determined inventory to be slow-moving, the inventory is reduced to its net realizable value by recording an obsolescence valuation allowance.

With regard to the proper valuation of inventories, we review our valuation methodologies on a recurring basis and make refinements where the facts and circumstances dictate.

Goodwill and Intangible Assets

We account for goodwill and identified intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. Goodwill and identifiable intangible assets with indefinite lives are not amortized, but instead are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

We evaluate goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. We have designated our reporting units to be our Smart & Final banner and our Cash & Carry banner. We determine the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies.

Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our Company’s market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.

If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit’s goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

If the carrying amount of a reporting unit’s goodwill exceeds its implied value, then an impairment of goodwill has occurred and we would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill.

We evaluate our indefinite-lived intangible assets associated with trade names using a two-step approach. The first step screens for potential impairment by comparing the fair value of each trade name with its carrying value. The second step measures the amount of impairment. We determine the fair value of the indefinite-lived trade names using a “relief from royalty payments” methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value. In the periods presented, we did not recognize any indefinite-lived trade name impairment loss as a result of such evaluation.

Finite-lived intangible assets, like other long-lived assets as required by ASC 360 (as defined below), are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the finite-lived intangible asset is less than the carrying value.

Impairments of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, (“ASC 360”), we assess review our long-lived assets, including property, plant and equipment and assets under capital leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores’ operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its future undiscounted cash flows, an impairment charge is recognized equal to the excess of the carrying value over the estimated fair value of the asset. We measure the fair value of our long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy.

Capitalized software costs are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the future discounted cash flows from the use of the capitalized software is less than the carrying value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent on future earnings. Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion or all of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods. Accordingly, significant accounting judgment is required in our assessment of deferred tax assets and valuation allowances and deferred liabilities, and determining the provision for income taxes and related accruals.

In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. In addition, we are subject to periodic audits and examinations by the Internal Revenue Service and other state and local taxing authorities. Although we believe that our estimates are reasonable, actual results could materially differ from these estimates.

Self-Insurance

We purchase third-party insurance for risks related to workers’ compensation and general liability costs that exceed certain limits for each respective insurance program.

We are also responsible for the payment of claims less than the insured amount. We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates.

Closed Store Reserve

The Company maintains reserves for costs associated with closures of operating stores and other properties that are no longer being utilized in current operations. In the event a leased store is closed before the expiration of the associated lease, the discounted remaining lease obligation less estimated sublease rental income, asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous closing costs associated with the disposal activity are recognized when the store closes. Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known.

Retirement Benefit Plans and Postretirement Benefit Plans

Certain of our employees are covered by a noncontributory funded defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date.

The determination of our obligation and expense for pension benefits is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 9, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

In accordance with U.S. GAAP, the amount by which actual results differ from the actuarial assumptions is accumulated and amortized over future periods and, therefore, affects recognized expense in such future periods. While we believe our assumptions are appropriate, significant differences in actual results or significant changes in our assumptions may materially affect our pension and other postretirement obligations and future expenses.

We determine the discount rate using current investment yields on high quality fixed—income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense.

Vendor Rebates and Other Allowances

As a component of our consolidated procurement program and consistent with standard practices in the retail industry, we frequently enter into contracts with vendors that provide for payments of rebates or other allowances. These rebates and allowances are primarily comprised of volume or purchase-based incentives, advertising allowances and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs we incur for stocking, advertising, promoting and selling the vendor’s products.

As prescribed by U.S. GAAP, these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon us meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

We review the relevant or significant factors affecting proper performance measures, rebates and other allowances on a recurring basis and make adjustments where the facts and circumstances dictate.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company does not expect that the adoption of ASU 2014-18 will have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal years beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these commodity market risks.

Interest Rate Market Risk

Based on our variable rate debt balance as of October 5, 2014, a 1% increase in interest rates would have increased our annual interest cost by approximately $0.4 million. There would be no impact if the interest rate would decrease 1% due to an interest rate floor that exists on the Term Loan Facility.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $12.0 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on such evaluation, our CEO and CFO have concluded that, as of October 5, 2014, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the sixteen weeks ended October 5, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate resolution of these pending claims will have a material adverse effect on our business, financial condition, results of operation or cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our final prospectus, dated September 23, 2014 and filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933 on September 25, 2014. There have been no material changes to the risk factors disclosed in the prospectus.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On September 23, 2014, our registration statement on Form S-1 (File No. 333-196931) was declared effective by the SEC for the initial public offering of our common stock, pursuant to which we sold an aggregate of 15,467,500 shares of common stock pursuant to an underwriting agreement, dated September 23, 2014, at a price to the public of $12.00 per share, or an aggregate of approximately $185.6 million. Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. LLC were the joint book-running managers and representatives of the underwriters. Deutsche Bank Securities Inc, Barclays Capital Inc, Citigroup Global Markets Inc., Piper Jaffray & Co. and Guggenheim Securities, LLC acted as book-running managers of the offering. All securities registered in connection with the registration statement have been sold pursuant to the underwriting agreement. On September 29, 2014 and October 3, 2014, we closed sale of such shares, resulting in net proceeds to us of approximately $167.7 million, after deducting the underwriting discount of $12.5 million and offering expenses of approximately $5.4 million payable by us.

On September 29, 2014, we used $115.5 million of the net proceeds from the offering to repay borrowings under the Term Loan Facility. We intend to use the remaining net proceeds from the offering to fund our growth initiatives and for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 23, 2014 and filed with the SEC on September 25, 2014 pursuant to Rule 424(b) of the Securities Act.

Affiliates of Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Guggenheim Securities, LLC are lenders under our Term Loan Facility and received more than five percent of the net proceeds of the offering in connection with our repayment of borrowings under the Term Loan Facility, in addition to their respective underwriting discounts payable in connection with the offering of $3.4 million, $3.4 million and $0.6 million. Funds affiliated with Ares, which owns more than 10% of our outstanding capital stock, hold approximately 10% of the outstanding loans under the Term Loan Facility and received funds representing their pro rata portion of such loans.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Prospectus of Smart & Final Stores, Inc., dated September 23, 2014 and filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933 on September 25, 2014(1)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Incorporated by reference to the Prospectus of Smart & Final Stores, Inc., dated September 23, 2014 and filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933 on September 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

SMART & FINAL STORES, INC.
(Registrant)

November 17, 2014	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

November 17, 2014	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)