Form 10-K
period 2014-12-28
Smart & Final Stores, Inc.
filed 2015-03-25
CIK 1563407

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36626

Smart & Final Stores, Inc.
(Exact name of registrant as specified in its charter)

Delaware (state or other jurisdiction of Incorporation or organization)	80-0862253 (I.R.S. Employer Identification No.)
600 Citadel Drive Commerce, California (Address of principal executive offices)	90040 (Zip Code)

Registrant's telephone number, including area code: (323) 869-7500

          Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
common stock, par value $0.001 per share	New York Stock Exchange

          Securities registered pursuant to section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of June 15, 2014, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public market for the registrant's common stock. The registrant's common stock began trading on the New York Stock Exchange on September 24, 2014.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2015
common stock, $0.001 par value	73,771,652

Documents Incorporated by Reference:

          Portions of the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 28, 2014.

FORWARD LOOKING STATEMENTS

        The discussion in this Annual Report on Form 10-K (this "Annual Report"), including under Items 1, 1A, 2, 3, 7 and 7A hereof, contains forward-looking statements within the meaning of federal securities laws. All statements other than statements of historical fact contained in this Annual Report, including statements regarding Smart & Final Stores, Inc.'s and its subsidiaries' (the "Company," "we," "us" and "our") future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as "may," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.

        The forward-looking statements contained in this Annual Report reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements in this Annual Report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this Annual Report, including, without limitation, those factors described in Item 1A, "Risk Factors" of Part I and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

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

        Readers are urged to consider these factors carefully in evaluating the forward-looking statements in this Annual Report and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements in this Annual Report are based on information available to us on the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1.    Business.

Who We Are

        We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of December 28, 2014, we operated 254 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 14 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices." We believe our compelling value proposition has enabled us to achieve comparable store sales growth in 25 of our past 26 fiscal years.

        As of December 28, 2014, we operated 201 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of bulk-size offerings (including uniquely sized national brand products) more typical of larger-box warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Six years ago, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with approximately 14,500 SKUs, including an expansive selection of approximately 4,500 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. This initiative was facilitated, in part, by our acquisition of a dedicated perishables warehouse, and has been further supported by our continued investments in distribution capabilities and in-store merchandising. As of December 28, 2014, we operated 98 Extra! stores, of which 73 represent conversions or relocations of legacy Smart & Final stores and 25 represent new store openings. Our store conversions and relocations to the Extra! format have typically resulted in significant increases in comparable store sales and gross margin. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        As of December 28, 2014, we also operated 53 Cash & Carry stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho and Nevada. Pricing in our Cash & Carry stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement.

        We believe that our stores are highly productive based on sales per square foot data, and that our "everyday low prices," differentiated merchandising strategy and convenient locations enable us to offer a highly differentiated food shopping experience with broad appeal to a diverse customer demographic.

Corporate History and Structure

        Smart & Final is one of the longest continuously operated food retailers in the United States and has become an iconic brand name in the markets we serve. We were founded in Los Angeles in 1871 as Hellman-Haas Grocery Company, a wholesale grocery supplier to businesses. We changed our name to Smart & Final Wholesale Grocers in the early 1900s after a merger with Santa Ana Grocery Company, a wholesale grocery supplier founded by J.S. Smart and H.D. Final. In the years that followed, we expanded throughout California from our foundation in Southern California. We then expanded to Nevada in the late 1980s and to Arizona in 1990. In 1998, we acquired the Portland, Oregon-based Cash & Carry store chain. Since the Cash & Carry acquisition, we have operated as a multi-banner food retailer.

        We were formed as a Delaware corporation on October 5, 2012 under the name SF CC Holdings, Inc., and we changed our name to Smart & Final Stores, Inc. on June 16, 2014. We were formed by funds affiliated with Ares Management, L.P. ("Ares Management") in connection with the Purchase and Sale Agreement, dated October 9, 2012, pursuant to which we acquired all of the outstanding stock of Smart & Final Holdings Corp., the former ultimate parent company of all of our operating subsidiaries (the "Ares Acquisition"). The Ares Acquisition was consummated on November 15, 2012. In connection with the Ares Acquisition, each of Ares Corporate Opportunities Fund III, L.P. and Ares Corporate Opportunities Fund IV, L.P. (together, "Ares") made an equity contribution to us in exchange for all of the shares of our common stock it currently owns.

        We are a holding company and all of our operations are conducted through our operating subsidiaries, primarily Smart & Final Stores LLC and Cash & Carry Stores LLC (a direct wholly owned subsidiary of Smart & Final Stores LLC).

Our Industry

        Our Smart & Final stores operate in the U.S. food retail industry, which includes a variety of distribution channels, including conventional grocers, mass merchandisers, warehouse clubs, discounters, online retailers and other specialty stores. According to Chain Store Guide ("CSG"), the U.S. grocery industry was approximately $716.8 billion in 2013. We believe that customers are increasingly attracted to alternative formats, and that conventional grocers are losing market share as a result. According to Willard Bishop's June 2014 publication, The Future of Food Retailing, market share for conventional grocers is expected to decrease to 44.8% by 2018 from 46.0% in 2013, while share for alternative formats will increase to 40.1% from 39.0% over the same period.

        According to CSG, California, which is our primary market and the largest grocery retailing state in the United States, represented $87.2 billion of 2013 grocery sales and grew at a compounded annual growth rate ("CAGR") of 5.6% from 2008 to 2013. For all the states in which we operate Smart & Final stores, California, Arizona and Nevada, 2013 grocery sales were $113.8 billion, and have grown at a CAGR of 5.5% since 2008, faster than the national growth rate of 4.2% over the same period. Conventional grocers have a higher market share in the states in which we operate than the national average, representing a larger growth opportunity for alternative formats such as Smart & Final.

        Our Cash & Carry stores operate in the U.S. foodservice supply industry, which includes a variety of distribution channels, including warehouse clubs, foodservice delivery companies, online retailers and other specialty stores. According to the United States Department of Agriculture Economic Research Service, the U.S. foodservice supply industry was approximately $215.2 billion in 2013, and has grown at a CAGR of 3.9% since 2008.

        We believe our business is positively affected by the following key consumer preferences:

  •
  Continued interest in value.

  •
  Increasing demand for high quality perishables offerings.

  •
  Desire for efficient and convenient shopping experiences.

  •
  Strong demand for high quality private label products.

What Makes Us Different

        We believe that the following competitive strengths position us for accelerated growth as food shoppers increasingly focus on value and convenience:

        Unique platform that appeals to household and business customers.    We serve a diverse demographic of customers including households, businesses and community groups through our complementary Smart & Final and Cash & Carry banners. We offer a differentiated, highly convenient shopping experience with an emphasis on quality and value. We provide an easy-to-shop, no-frills, in-store environment in a smaller physical footprint compared to typical warehouse clubs, but with a greater SKU selection, which both simplifies and expedites our customers' shopping experience.

        Sales at our Smart & Final stores benefit from a large base of diverse business customers. Our internal surveys indicate that our business customers typically shop Smart & Final for both their household and business needs and account for approximately one-third of our Smart & Final sales. On average, these business customers spend approximately twice as much per visit (including purchases of household SKUs) as our typical household customers. We believe our household customers enjoy "shopping with the pros" because it reinforces the perception of value, quality and selection. At Cash & Carry, we believe our business customers appreciate our accessible locations and consistent shopping experience, where they shop for both everyday and supplemental business needs.

        Distinctive and value-focused merchandise offering.    Our Smart & Final stores feature a comprehensive grocery offering at "everyday low prices," including high quality perishables, extensive selections of private label and national brand products and a large selection of club-pack sizes (over 2,500 SKUs). With approximately 14,500 SKUs in our Extra! stores and approximately 10,000 SKUs in our legacy Smart & Final stores, each of our Smart & Final store formats offers a wider variety of products than typical warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. Unlike warehouse clubs, we do not require customers to pay a membership fee. Our differentiated merchandising strategy also includes established private label brands and an extensive portfolio of national brand products in a broad range of product sizes. In fiscal year 2014, sales of private label items were approximately 29% of Smart & Final banner sales, and based on internal surveys commissioned by us, we estimate that approximately 44% of Smart & Final banner sales were from products or sizes (including both national brand and private label products) that are not typically found at conventional grocers.

        Our Cash & Carry stores offer customers a wide variety of approximately 9,000 key SKUs targeted to core foodservice needs, including an extensive selection of high quality perishables (approximately 46% of Cash & Carry banner sales in fiscal year 2014), national brand and private label grocery products, and related foodservice equipment and supplies. Our prices are targeted to be substantially lower than those of foodservice delivery companies and competitive with those of warehouse clubs. Our

Cash & Carry stores do not require payment of a membership fee or minimum purchase amounts. We believe Cash & Carry customers value our low prices, extensive selection, price transparency and the ability to hand-select perishable products. In addition, we believe our customers value the convenience of being able to shop at times that are most suitable for their businesses, as opposed to receiving deliveries on a distributor's schedule. Our business customers also frequently utilize Cash & Carry as a convenient source for basic supplies or "fill-in" products that were either omitted from their regular foodservice delivery or of insufficient quality.

        Across both our Smart & Final and Cash & Carry banners, we believe our differentiated merchandising strategy and consistent focus on delivering value has enabled us to generate loyalty, referrals and repeat business.

        Two highly productive store banners.    We believe that our stores are highly productive based on sales per square foot data. Since 2008, we have invested more than $400 million in our operations, establishing a highly productive store base and a low cost, efficient operating structure.

  •
  Smart & Final stores:    As of December 28, 2014, we operated 98 Extra! stores, which average approximately 26,000 square feet. In fiscal year 2014, our Extra! stores generated average sales per square foot of $620. Extra! provides a one-stop shopping experience through an expansive selection of perishables and household items, including a perishables selection representing 29% of total SKUs compared to 25% at our legacy Smart & Final stores.

    Our typical new Extra! store requires a cash investment of approximately $3.2 million, including store buildout (net of landlord contributions), inventory and cash pre-opening expenses. Based on historical performance, we target pre-tax cash-on-cash returns of 25% within three years after opening.

    Our recent Extra! store conversions have generally required a cash investment of approximately $2.0 million and, based on historical performance, we target pre-tax cash-on-cash returns of at least 25% in the third year after conversion. Since 2008, we have successfully converted 52 stores to our Extra! format, generating an average sales increase of approximately 30% in the first twelve months following conversion.

    As of December 28, 2014, we operated 103 legacy Smart & Final stores, which average approximately 17,000 square feet. In fiscal year 2014, our legacy Smart & Final stores generated average sales per square foot of $699. Our stores have a comparatively small footprint and are often located in dense markets with relatively few unoccupied sites available for larger-format retailers.

  •
  Cash & Carry stores:    As of December 28, 2014, we operated 53 Cash & Carry stores, which average approximately 20,000 square feet. In fiscal year 2014, our Cash & Carry stores generated average sales per square foot of $828. Comparable store sales in our Cash & Carry stores increased 10.0% in fiscal year 2014 compared to fiscal year 2013. Our typical new Cash & Carry store requires a low initial cash investment of approximately $1.5 million, including store buildout (net of landlord contributions), inventory and cash pre-opening expenses. Based on historical performance, we target pre-tax cash-on-cash returns of 25% within four years after opening.

        Well-positioned store base and flexible real estate strategy.    As of December 28, 2014, we operated 254 stores across six contiguous states in the Western U.S., including 195 stores in the large and growing California market. Our long operating history has enabled us to establish a store footprint that would be difficult to replicate, and has provided us with deep institutional knowledge of the local real estate markets in which we operate.

        We have a flexible real estate strategy, which we believe enables our stores to achieve strong performance in a range of locations. Our store model is adaptable to a wide variety of potential sites, including new developments, "second use" spaces previously occupied by other retailers and conversions of non-retail sites to retail use. In addition, our stores appeal to a broad spectrum of customers in the markets we serve, which are generally characterized by ethnically and socio-economically diverse populations. This broad appeal enables us to perform profitably in a range of urban and suburban locations, however we typically target trade areas with higher concentrations of businesses.

        Passionate and experienced management team.    We are led by a passionate executive team with extensive food retail experience and a long history of operational excellence. All of our senior executives have made equity investments in the Company. Our senior executives average over 30 years of experience in the grocery, foodservice and retail industries. Our executive team is complemented by a seasoned team of store managers and senior merchants, many of whom have been recruited to support our product and store growth initiatives. We believe our management's experience at all organizational levels will enable us to continue to grow our store base while improving operations and driving efficiencies through a strong focus on selling high quality products at "everyday low prices."

Our Growth Strategy

        We are pursuing three primary growth strategies:

        Increase our store footprint in existing and new markets.    We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. Since the beginning of fiscal year 2011, we have opened 21 new Extra! stores, including five in 2013 and 13 in 2014. We currently plan to open an additional 20 new Extra! stores in fiscal year 2015.

        We believe that our existing and adjacent markets can support more than 180 new Extra! stores. We also estimate that up to 100 new stores could be located in our key California market and that the broader U.S. market, beyond our existing and adjacent markets, has the potential to support more than 1,250 additional Extra! stores.

        We believe that our well-positioned store footprint, together with our flexible real estate strategy and advanced distribution capabilities, provide scalability to support our anticipated growth.

        We also plan to opportunistically grow our Cash & Carry store base. We currently plan to open two new Cash & Carry stores in fiscal year 2015, and continue opening additional new stores for the foreseeable future.

        According to the Economist Intelligence Unit, Mexico's economic growth is expected to increase an average of 3.7% for the years 2015 through 2019. We believe that this favorable economic outlook, combined with the demonstrated appeal of the Smart & Final offering in our existing Northwestern Mexico joint venture stores, represent an attractive long-term growth opportunity. The joint venture opened one new store in 2014 and plans to open two new stores in 2015.

        Continue store conversions to the Extra! format and store remodels.    Extra! stores offer customers a one-stop shopping experience in a larger store footprint than our legacy Smart & Final stores to accommodate our expanded SKU selection. Since 2008, we have completed 52 Extra! store conversions and relocated 21 legacy Smart & Final stores as Extra! stores. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format, including six planned in 2015 (as compared to 14 completed in 2014).

        In addition, we plan to continue remodeling and relocating selected legacy Smart & Final stores that are not candidates for conversion to the Extra! format. We have a proven track record of successfully remodeling legacy Smart & Final stores, completing 19 major remodels in 2012 through

2014 with attractive returns. We believe that we will continue to have significant opportunities to remodel legacy Smart & Final stores in the future.

        Drive growth comparable store sales and enhance operating margins.    We have achieved comparable store sales growth in 25 of our past 26 fiscal years, including growth of 6.3%, 4.0% and 6.7% for fiscal years 2014, 2013 and 2012, respectively. We plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of the following key initiatives:

  •
  Continue to expand our offering of high quality perishables in our Smart & Final stores, driven by conversions of legacy Smart & Final stores to the Extra! store format and major remodels of legacy Smart & Final stores to accommodate additional perishables offerings.

  •
  Grow private label sales through introduction of new SKUs.

  •
  Improve merchandising mix with introduction of higher margin bulk foods, enhanced selections of natural and organic products and increased ready-to-eat offerings in our Smart & Final stores.

  •
  Continue to drive growth among business customers through direct marketing activities and volume-based merchandising initiatives.

  •
  Expand customer reach through increased brand awareness, enhanced in-store experience and marketing channel optimization.

Our Stores, Operations and Staff

        All of our stores are designed for convenience and are clean, organized and clutter-free. Our concrete floors, bright lights, high ceilings and wide shopping aisles highlight our warehouse-style format and our focus on efficiency and value.

        Typical Smart & Final customers drive a short distance from their homes and businesses and park in lots directly outside our stores. Customers are able to move quickly and deliberately through our departments and aisles. Within each of our store formats, our products are organized by product category. Our high quality produce is arranged in farmer's market-style displays, and our other household and business items are organized on shelves that run from the floor to approximately eye level. Typically, bulk-sized products are stocked on floor-level shelves, club-pack sized products on middle shelves and single-unit items on eye-level shelves. Discounted products, such as products subject to our "buy more, save more" discounts, are marked with bright, clear signage. We believe our customers become accustomed to and value our store designs and shelf layouts.

        Typical Cash & Carry customers visit our stores en route to or from their businesses to complete comprehensive shopping trips, or to satisfy "fill-in" needs during the business day. As with our Smart & Final stores, customers can move quickly and deliberately through our departments and aisles, typically loading their products onto low, flatbed-style carts to accommodate full case offerings and large "sub-primal cuts" of meat. Our products are organized by product category, and customers can select their products, including high quality perishables, directly from our displays. Our checkout displays are open and do not require our customers to unload their products onto conveyors; instead, our employees use hand-held scanners to quickly scan products to help make our customers' shopping experience as efficient as possible.

        As of December 28, 2014, we operated 254 stores across the Western United States, including 201 Smart & Final stores in California, Arizona and Nevada and 53 Cash & Carry stores in Washington, Oregon, Northern California, Idaho and Nevada. In addition, 14 legacy Smart & Final stores are operated by a joint venture in Northwestern Mexico. Our stores are located primarily in areas with higher concentrations of businesses in both smaller and mid-sized shopping centers and at stand-alone sites.

        We had a total of 9,370 employees as of December 28, 2014, including 7,873 employees in our Smart & Final stores, 641 employees in our Cash & Carry stores, 613 employees in our warehouses and distribution centers and 243 employees in our corporate offices. As of December 28, 2014, 172 Cash & Carry store employees were members of the Union and covered by a collective bargaining agreement.

        We believe our customer service orientation, together with our focus on value pricing and shopping convenience, help us to encourage more frequent store visits than warehouse clubs and a higher average purchase size than conventional grocers. Management in our Smart & Final stores is knowledgeable about the needs of both household and business customers, and we emphasize cross-functional training to enhance our ability to serve our customers' needs. Management and employees in our Cash & Carry stores are also focused on customer service, and our more focused business and foodservice customer target allows for a higher level of specialized product knowledge to respond to our customers' needs.

        For new stores, we assign employees well in advance of store openings to facilitate store setup, training and customer service. We also typically deploy employees in regional support teams for human resources, operations and compliance. These teams focus on hiring, retention, training, food safety, security, financial management and other operational best practices. As part of our ongoing store operations, we regularly perform reviews of our stores to assess customer service, inventory quality and control, merchandising and other factors.

        We believe our continued growth and success depends on our ability to effectively recruit, train and develop our employees. Our culture emphasizes teamwork, accountability, integrity and respect, all of which we believe contribute to our growth and success. Our training programs encompass all levels of store operations, from entry level through management, and emphasize merchandising techniques, management and leadership skills and customer service goals to ensure top employee quality and productivity. We reward superior performance and motivate employees with incentive pay programs. We believe that well trained and motivated employees contribute to our consistently high service standards, which helps us maintain our existing stores and successfully open new stores with an extension of our operating culture. We believe we are an attractive place to work with significant career growth opportunities for our employees. To support career growth, we actively promote and financially support continuing education among our staff. We offer competitive wages and benefits, and believe active, educated and dedicated employees contribute to customer satisfaction.

Our Products and Pricing

        We have a differentiated merchandising strategy that emphasizes high quality perishables and a wide selection of quality private label products and national brands, all offered in a broad range of product sizes. We believe that our merchandising strategy results in an appealing and hard-to-match store experience. We have a commitment to "everyday low prices," which helps to position both our Smart & Final and Cash & Carry stores as top of mind destinations for our customers.

        The merchandise mix as a percentage of sales at our legacy Smart & Final , Extra! and Cash & Carry stores, respectively, for fiscal year 2014 was as follows:

	Smart & Final
			Cash & Carry
	Extra!	Legacy
Perishables	36%	29%	46%
Grocery	34%	36%	33%
Beverage	16%	17%	5%
Paper and Packaging	8%	12%	11%
Restaurant Equipment and Janitorial Supplies	6%	6%	5%

Smart & Final Store Products

        We offer an extensive portfolio of private label product and national brand SKUs in our Smart & Final stores, including national brand SKUs that we believe household customers purchase most frequently. Our product selection is designed to meet the regular shopping needs of household customers and higher frequency purchases by business customers, including basic grocery, produce, dairy, meat, beverage, foodservice, packaging and janitorial items. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of bulk-size offerings (including uniquely sized national brand products) more typical of larger-box warehouse clubs at prices that are designed to provide significant savings.

        Our Smart & Final stores feature the following departments:

        Produce.    We offer a broad selection of fresh, high quality fruits and vegetables arranged in farmer's market-style displays and in value-focused multi-packs. We also offer packaged produce items such as salad mixes under both national brands and our Sun Harvest® private label brand. In selected stores, our produce department also includes a range of key organic produce SKUs.

        Meat and Deli.    We offer an extensive selection of quality beef, poultry, pork and seafood products, under various national brands and our private label brand, Cattlemen's Finest®. Our meat selection comes in a variety of cut sizes, including individual cuts and hard-to-find large "sub-primal cuts" targeted to our foodservice customers but also enjoyed by our household customers. To help introduce our household customers to the advantages of buying large cuts of meat (e.g., cutting steaks to preferred thickness), we offer detailed meat cutting instructions through our "Cut It Yourself & Save" advertisements. In addition, our deli department offers an assortment of rotisserie-style chicken, ready-to-eat sandwiches, salads and other fresh and appetizing meals.

        Dairy and Cheese.    We offer an expansive selection of milk, yogurt, fresh cheeses, ice cream and other dairy products sold under national brands and our signature private label brand First Street®, Sun Harvest® and Simply Value® labels.

        Grocery.    We offer an extensive selection of everyday grocery items, including pastas, rice, breads, canned fruits and vegetables, cookies, crackers, spices and oils. Customers can choose from a broad range of product sizes, including single units, club-packs and bulk foods. We sell grocery products under national brands and a variety of private label brands, including First Street® (our signature line, including fresh, prepared and frozen items), La Romanella® (Mediterranean foods, including pastas and sauces), Montecito® (Hispanic foods, including tortilla chips, salsas and other condiments), Tradewinds® (spices and seasonings), Sun Harvest® (natural and organic products) and Simply Value® (value-focused grocery items). We also offer a selection of personal care items under national brands and our Iris® private label.

        Beverage.    We offer a wide variety of beverage products, including hot beverage items, bottled waters, juices, sports and energy drinks, carbonated soft drinks and, in most of our stores, beer, wine and spirits. We sell products under national brands, under our Ambiance® private label brand of coffee, tea and related products, and under our First Street® private label brand.

        Paper and Packaging.    We offer a wide selection of packaging, disposable table top and take out products, including paper bags, butcher paper, aluminum pans and trays, plastic cups, table coverings, party favors and other disposable food containers. Our products are sold under national brands and our private label brands, First Street® and Simply Value®.

        Restaurant Equipment and Janitorial Supplies.    We offer a large selection of restaurant equipment, including cookware, utensils, chafing dishes and supplies. We also offer an extensive assortment of janitorial products, including mops, brooms and other cleaning supplies. We offer products under national brands and our private labels First Street® and Simply Value®.

        Our Extra! stores carry approximately 14,500 SKUs, and our legacy Smart & Final stores carry approximately 10,000 SKUs. The additional SKUs in our Extra! stores are mostly focused on an expanded selection of perishables and household items, including more produce, fresh meat, deli and dairy. In both our Extra! and legacy Smart & Final stores we also carry a selection of approximately 2,500 club-pack sized items, which are priced to deliver strong value on larger purchases for both household and business customers. In addition, we offer "buy more, save more" discounts on case quantity purchases of business-oriented SKUs to encourage larger purchases and to price competitively with case-sale oriented foodservice delivery companies.

Cash & Carry Store Products

        We offer a wide variety of approximately 9,000 key SKUs in our Cash & Carry stores, which are tailored to the core needs of foodservice businesses such as restaurants, caterers and other foodservice providers, as well as businesses and community organizations.

        Our Cash & Carry stores feature the following departments:

        Produce.    We offer a broad selection of fresh, high quality fruits and vegetables arranged in large walk-in refrigerated boxes, which accommodate large rolling carts. We believe our customers value the ability to hand-select their produce, a feature that is generally not available from foodservice delivery companies.

        Meat and Deli.    We offer an extensive selection of quality beef and pork products. Our meat selection is also presented in large walk-in refrigerators and comes a variety of cut sizes, including individual cuts and large "sub-primal cuts." We believe our customers value the ability to hand-select their meat products to accommodate specific recipes or presentations. We also offer a full line of frozen portion control products, which enable foodservice users to control their menu costs. In addition, our deli department offers an assortment of deli meats and prepared products in bulk sizes.

        Dairy and Cheese.    We offer an expansive selection of fresh cheeses and other dairy products under national brands and our signature private label brands First Street® and Simply Value®.

        Grocery.    We offer an extensive selection of dry grocery items, including flour, sugar, spices, rice, canned fruit and vegetables, sauces and dressings. Customers can choose from a broad range of product sizes, including case quantities and single units. We sell grocery products under national brands and a variety of private label brands, including First Street®, La Romanella®, Montecito®, Simply Value® and Tradewinds®.

        Beverage.    We offer a wide variety of hot and cold beverages, including bottled waters, juices, sodas, sports and energy drinks and other items used in the foodservice industry, including flavored coffee syrups, syrup refills for soda fountains and bar supplies. We offer products under national brands and our private label brands Ambiance® and First Street®.

        Paper and Packaging.    We offer a wide selection of packaging, disposable table top and take out products, including paper bags, butcher paper, aluminum pans and trays, plastic cups, table coverings, party favors and other disposable food containers. Our products are sold under national brands and our private label brands First Street® and Simply Value®.

        Restaurant Equipment and Janitorial Supplies.    We offer a large selection of restaurant equipment, including cookware, utensils, chafing dishes and bar and beverage supplies. We also offer an extensive assortment of janitorial products, including mops, brooms and other cleaning supplies. We offer products under national brands and our private labels First Street® and Simply Value®.

        Our Cash & Carry stores offer a flexible mix of "case quantity" or single-unit purchases to provide a strong differentiation to our foodservice delivery competitors, which typically offer "case quantity" only. Because typical Cash & Carry customers purchase ingredients for further processing into finished meals, our customers frequently purchase the same items but may need varying quantities of individual SKUs.

Private Label Products

        Our private label products are developed to provide our customers with a wide range of products comparable to leading national brands, or unique to our stores, and we seek to provide comparable or higher quality to national brand equivalents at a lower price point. We offer private label products across a broad array of product categories, with over 2,900 SKUs. We believe our ability to develop, and competitively source, quality private label products are important elements of our overall product offering. Private label products represented approximately 29% of net sales at our Smart & Final stores and 14% of net sales at our Cash & Carry stores for fiscal year 2014, compared to approximately 29% and 13%, respectively, for fiscal year 2013.

        Our nine private label brands offer products in the following categories:

Private Label	Product Categories
First Street	Our master brand, offering national brand-equivalent items in grocery, deli, dairy, cheese, bakery, beverage, paper and packaging, and cleaning products.
Ambiance	Coffee, tea and hot beverage products including creamers, sweeteners and beverage service items.
Cattleman's Finest	Fresh meat products including portioned sizes for household customers.
Iris	Personal care products, including paper products, soaps and related items.
La Romanella	A wide range of pastas, sauces, entrees, and specialty foods with a Mediterranean theme.
Montecito	Authentic Hispanic products and ingredients including chips, salsas and dips and entrees.
Simply Value	Our value focused segment spanning grocery, paper and packaging, and cleaning products at compelling value price points.
Sun Harvest	Natural and organic products in produce, dairy, deli, cheese and grocery items.
Tradewinds	A full line of quality spices and seasonings in a variety of package types to meet customer needs.

        We have a dedicated in-house product development team that focuses on continuing the growth of our private label brands. We have invested in strengthening and enhancing our private label brands over the last several years to meet the needs of both our household and business customers. As part of this program, we have reduced the number of private label brands we offer to focus more of our products in the core First Street® brand, which represented approximately 79% of our total private label sales in fiscal year 2014.

Pricing

        We believe our Smart & Final stores maintain a price position that is competitive with other value retailers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We conduct regular price surveys of our major competitors, and strive to maintain pricing that is competitive with that of warehouse clubs and discounters, and utilize more aggressive pricing on high quality produce items to build higher frequency customer visits. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Our Cash & Carry store pricing is targeted to be significantly lower than foodservice delivery companies, with greater price transparency to customers and no minimum order size. Our foodservice direct delivery competitors typically adjust their customer-level pricing to account for their higher cost structures, which includes delivery costs. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. We seek to price our products competitively with our store-based competition to encourage our target customers to purchase a larger portion of their needs from our stores. We conduct regular price surveys of our principal store-based competition, which includes warehouse clubs and warehouse-style foodservice retailers.

Marketing and Advertising

        Our store banners maintain separate marketing and advertising programs directed to their primary target customers. Our Extra! and legacy Smart & Final stores share a common marketing and advertising platform, with separate versions of advertising depending on the type and location of stores. In both our store banners, our primary advertising approach is an item-and-price message designed to reinforce the breadth of our product selection and value-price positioning of our stores.

        For our Smart & Final stores, we advertise primarily by distributing a weekly print circular, which is distributed to approximately nine million addresses each week. The distribution is targeted to reach potential customers at a sub-Zip Code level based on defined trade areas for each store. We produce separate versions of the circular for stores in different geographic areas and competitive regions, for newly opened or remodeled stores and for special promotional purposes. In addition to the weekly circular, we utilize a supplemental monthly distribution of a separate printed circular targeted to business customers. This business circular contains key business SKUs and pricing and is focused on high volume, price sensitive items for foodservice and other business customers. We also have an in-store marketing program that includes a "tag and sign" program, special signage for "buy more, save more" discounts and aisle banners. In addition, we maintain our website, smartandfinal.com, on which we offer or advertise special deals and coupons. To support the market positioning of Smart & Final stores, we are expanding our social media presence to include specific sponsored blogs, Facebook and Twitter streams.

        For new stores, conversions of legacy Smart & Final stores to Extra! stores and store relocations, we organize special grand opening event periods. Grand openings typically include a community reception and special promotional pricing for a defined period following the store opening. We believe our grand opening events help to familiarize the community in our trade area with the differentiated offering and pricing of our Extra! stores.

        For our Cash & Carry stores, our primary advertising is through bi-weekly mail distributions of "Hot Sheets" to key potential foodservice customers. The distribution is targeted to customers identified by business type and proximity to our Cash & Carry stores. A typical "Hot Sheet" is mailed to approximately 125,000 addresses and has pricing specials on key foodservice items. We also direct mail themed flyers to potential customers for special events and distribute flyers in our Cash & Carry stores to target purchasers of specific products. We offer Cash & Carry Customer Cards to regular purchasers so that they can manage receipts of purchases, track purchases of products, and maintain records for tax purposes. On our website, smartfoodservice.com, we offer vendor promotions, industry information, videos from successful customers and a catalog to create shopping lists.

        The inclusion of our website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through our websites into this Annual Report.

Product Sourcing and Distribution

Product Sourcing

        We manage the buying of, and set the standards for, the products we sell, and we source our products from over 1,350 vendors and suppliers. We believe our scale generates cost savings, which is reflected in our commitment to "everyday low prices" in all our stores. We have many long-term relationships with both national brand and private label suppliers, and believe that our supplier relationships are strong.

        Our strong supplier relationships support our differentiated merchandising strategy. Many of our national brand and private label vendors supply us with club-pack and bulk-size SKUs that they do not offer to conventional grocers, in addition to the single-unit products we offer that are not sold by warehouse clubs. These products enable us to provide a broader range of product sizes than our competitors, and are designed to provide significant savings for our customers. Our 201 Smart & Final stores purchase products from a network of national brand companies, regional and local brands and strategically sourced private label suppliers, all at competitive costs. We seek to obtain high quality products at acquisition costs that allow us to maintain our pricing objectives.

        For national brand products, we believe that our scale and flexibility allow us to acquire products at costs competitive to similarly situated food retailers. Where appropriate, we negotiate national procurement agreements with suppliers and, where possible, we utilize efficiencies provided by cooperative buying organizations to facilitate lower cost purchasing. For private label products, we utilize a network of selected manufacturers to produce products according to our specifications at costs determined through competitive processes or in reference to commodity market prices. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs, and we believe that our sales growth presents unique opportunities to achieve continuing synergies. During fiscal year 2014, we purchased from approximately 1,350 different suppliers. Our Smart & Final stores are not dependent on any individual supplier, and no product supplier represents more than 5% of our Smart & Final banner sales.

        For our 53 Cash & Carry stores we employ a hybrid purchasing model to achieve operational efficiency. Cash & Carry management specifies all the products for our stores, and we have entered into an agreement with Unified Grocers, a regional grocery cooperative, to act as our primary purchasing and warehouse supplier for primary grocery and perishable products. Where applicable, Unified Grocers purchases products and maintains inventory in its warehouse facilities, filling orders from Cash & Carry stores as needed. This arrangement leverages the purchasing ability of Unified Grocers and allows our Cash & Carry stores to shift maintenance of warehouse inventories to a third party. Approximately 82% of our product requirements (measured at cost) for our Cash & Carry stores for each of fiscal year 2013 and 2014 were made through our relationship with Unified Grocers. Based on Unified Grocer's disclosure in its public filings, we accounted for 15% of Unified Grocer's total net sales for the thirty-nine week period ended June 28, 2014.

        Our Cash & Carry stores also purchase certain products through agreements with two other suppliers on a more traditional supplier basis. We believe that these relationships could be replicated at similar economics.

Product Distribution

        We support our Smart & Final stores in California, Arizona and Nevada through a network of Company-controlled distribution facilities. These include Company leased-and-operated facilities, dedicated leased facilities operated by third-party logistics companies and shared third-party operations. Approximately 70% of Smart & Final store SKUs, including approximately 62% of perishable products in our California stores, are supplied from our Company-operated 445,000 square foot dry goods distribution center in Commerce, California and our Company-operated 241,000 square foot perishables warehouse in Riverside, California. The balance of our products (including frozen goods, deli and selected dry grocery) are supplied by third party-operated distribution centers or manufacturers' direct store delivery systems.

        Deliveries to our stores from Company-controlled warehouses are made by a fleet of Company-owned and leased trucks, supplemented by third-party transportation providers. Deliveries of direct store delivered products are made by the respective product suppliers. We periodically evaluate the relative costs of maintaining products within our distribution system or provided through direct store delivery to maintain competitive product acquisition costs.

        Within our Company-controlled warehouse facilities and distribution network, we utilize computerized warehouse management systems, radio frequency technology, computer voice assisted order selection, integrated labor management systems and transportation optimization management systems. In our directly operated transportation network, we utilize onboard computers for all private fleet vehicles with GPS tracking for notification to stores of delivery and real-time visual tracking of in-route vehicles. We also utilize an integrated product purchasing and warehouse inventory enterprise computer system to optimize warehouse inventory monitoring and management.

        Our Cash & Carry stores are primarily served through a contract service agreement with Unified Grocers. Unified Grocers maintains four distribution centers in the Western United States, and we primarily utilize Unified Grocers' Portland, Oregon and Seattle, Washington facilities, with a small number of products supplied from other Unified Grocers' locations.

        By design, our network of distribution centers and third party operations has a flexible capacity to support our anticipated growth. In our Smart & Final banner, we estimate that the existing distribution network has the capacity to be expanded to service additional stores within our existing California, Arizona and Nevada market area at economics comparable to current operations. In our Cash & Carry banner, we estimate that the existing distribution network, or an alternate network of third party providers, could support additional stores within our existing market area at economics comparable to current operations. We believe that our established relationships with national third-party warehouse operators additionally provide the opportunity to expand beyond our existing market areas without significant risks.

Store Selection and Economics

        We believe we have substantial opportunities for new store growth in our Extra! format. We have identified near-term opportunities for growth within our existing market areas, and longer-term opportunities in adjacent markets. We believe our flexible approach to the size of our stores and ability to utilize a wide variety of existing real estate provides us with flexibility in site selection, including entering into new developments, "second use" store spaces formerly operated by other retailers such as conventional grocers, office supply stores and electronics retailers and conversion of non-retail store sites to retail store use. We believe our value positioning allows us to serve a diverse demographic of customers and provides us with significant flexibility to enter new markets across a variety of socio-economic areas, including markets with varying levels of grocery and warehouse club penetration.

        We have a rigorous process for new store site selection, which includes in-depth analysis of area demographics, competition, growth potential, traffic patterns, grocery spend and other key criteria. We have a dedicated, experienced sourcing and development real estate team, overseen by members of our senior management, including our Chief Executive Officer and Chief Financial Officer. Members of our senior management also conduct an on-site inspection prior to approving any new location.

        Our typical Extra! store requires an average cash investment of $3.2 million. For store development, such investment consists of store buildout (net of landlord contributions), inventory for store operation and development and cash pre-opening expenses. On average, our Extra! stores reach a mature sales growth rate in the third year after opening. Based on our historical performance, we target net sales of $12 million to $14 million during the first year after opening and pre-tax cash-on-cash returns of 25% within three years after opening.

        We believe that the U.S. market can support approximately 1,250 additional Extra! stores. We believe we have significant growth opportunities in existing markets, as approximately 100 potential new stores are located in our current U.S. markets (California, Nevada and Arizona). We currently expect to open 20 new Extra! stores in fiscal year 2015. We plan to continue opening additional new stores for the foreseeable future.

        We also plan to opportunistically grow our Cash & Carry store base. We expect to open two new Cash & Carry stores in fiscal year 2015, and continue opening additional new stores for the foreseeable future. Our typical new store requires an average cash investment of $1.5 million. On average, our Cash & Carry stores reach a mature sales growth rate in the fourth year after opening. Based on our historical performance, we target net sales of $6 million to $8 million during the first year after opening and pre-tax cash-on-cash returns of 25% within four years after opening.

Customers

        In both store banners, our typical customers seek a mix of national brand and private label products, sold at "everyday low prices" at convenient, easy-to-shop locations. We believe our customers are initially attracted to our stores by our compelling value proposition, broad selection of household and business products and shopping convenience. We also believe that our customer service and unique brand name and private label products are key factors in customer retention.

        Our Smart & Final stores target both household and business customers, who represented 68% and 32%, respectively, of banner sales for fiscal year 2014. We believe that while sales to our Smart & Final banner's business customers, including restaurant owners, caterers, institutional consumers, offices and community organizations, are less than sales to household customers, business customers provide an important point of differentiation in the product mix of our stores. The resulting product mix establishes an environment whereby both household and business customers have the opportunity to purchase SKUs from a distinctive merchandising offering, fulfilling a larger fraction of customer needs.

        Our Cash & Carry stores primarily target business customers, including restaurants, caterers and a wide range of other foodservice providers. We believe that business customers represented an estimated 90% of our banner sales for fiscal year 2014, and for many of these customers we represented a primary source of supply. While not a primary customer target, our Cash & Carry stores also serve household customers, which represented an estimated 10% of our banner sales for fiscal year 2014. We believe our Cash & Carry banner customers enjoy our "everyday low prices," our extensive SKU selection, our price transparency, the opportunity to purchase larger quantities at "case discount" prices and our accessible locations.

Mexico

        We are party to a joint venture agreement in connection with the operation of 14 Smart & Final stores in Northwestern Mexico as of December 28, 2014. We have a 50% interest in the joint venture, which we account for using the equity method of accounting, and do not consolidate with our earnings. Our joint venture partner, Grupo Calimax S. A. C.V., operates a chain of unaffiliated grocery stores across Northwestern Mexico. These Smart & Final joint venture stores are operated under our legacy Smart & Final format and, on average, are approximately 17,800 square feet and offer over 6,000 SKUs. We are party to a product supply agreement with the joint venture, pursuant to which we provide certain products to its stores, principally private label products. We believe that favorable macroeconomic trends in Mexico, combined with the demonstrated appeal of the Smart & Final offering in these existing Northwestern Mexico joint venture stores, represent an attractive long-term growth opportunity.

Segments

        For revenue and other financial information for our two operating segments, see Note 15 to our audited consolidated financial statements, which are included elsewhere in this Annual Report.

Competition

        The food retail and foodservice industries are large, competitive and highly fragmented. See "Risk Factors—Risks Related to Our Business and Industry—Competition in our industry is intense and our failure to compete successfully may adversely affect our sales, financial condition and operating results."

        Our principal competitors include conventional grocers such as Albertson's, Kroger and Safeway, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Each of these companies competes with us on one or more elements of price, product selection, product quality, convenience, customer service, store format and location, or any combination of these factors. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Also, some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

Seasonality

        Sales in our business exhibit modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in our second and third fiscal quarters.

Insurance and Risk Management

        We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability (including, in connection with legal proceedings described above under "Risk Factors—Risks Related to Our Business and Industry—Legal proceedings could adversely affect our business, financial condition and operating results"), property insurance, director and officers' liability insurance, vehicle liability and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third-party actuarial firms to assist management in assessing the financial impact of risk retention. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Trademarks and Other Intellectual Property

        We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Smart & Final ®, Smart & Final Extra!®, Cash & Carry Smart Foodservice®, Ambiance®, Cattleman's Finest®, First Street®, Iris®, La Romanella®, Montecito®, Simply Value®, Sun Harvest® and Tradewinds® trademarks are valuable assets that we believe reinforce our customers' favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors. For certain risks related to our trademarks and other intellectual property, see "Risk Factors—Risks Related to Our Business and Industry—We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition and operating result."

Information Technology Systems

        We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We also maintain modern supply chain systems allowing for operating efficiencies and scalability to support our continued growth. All of our stores operate under one integrated information technology platform. We believe our current information technology infrastructure will support our growth plans but plan on continuing our history of investment in this area.

Regulatory Compliance

        We are subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture. These regulations include, but are not limited to, trade practices, pricing practices, labor, health, safety, transportation, environmental protection and regulations related to the sale and distribution of alcoholic beverages, tobacco products, milk, agricultural products, meat products and other food products. Compliance with these regulations has not historically had a material effect on our financial condition or operating results.

Employees

        As of December 28, 2014, we had a total of 2,581 full-time and 6,789 part-time employees, of whom 7,873 were employed in our Smart & Final stores, 641 were employed in our Cash & Carry stores, 613 were employed in our warehouses and distribution centers and 243 were employed in our corporate offices. As of December 28, 2014, 172 Cash & Carry store employees were members of the Union and covered by a collective bargaining agreement. We consider relations with our employees to be good.

Item 1A.    Risk Factors.

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes, before deciding whether to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition, operating results or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

Risks Related to Our Business and Industry

Competition in our industry is intense and our failure to compete successfully may adversely affect our sales, financial condition and operating results.

        We operate in the highly competitive food retail and foodservice industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location.

        Price is a significant driver of consumer choice in our industry. We expect our competitors to continue to apply pricing pressures, which may have an adverse effect on our ability to maintain profit margins and sales levels. We establish our consumer prices based on a number of factors, including surveys of prices of certain of our competitors. If our competitors change their cost structures such that we are unable to effectively compete on the basis of price, our financial condition and operating results could be adversely affected. Consumer choice is also driven by product selection and quality, and our success depends, in part, on our ability to identify market trends and offer products that appeal to our customers' preferences. Failure to identify such trends, offer such products or to accurately forecast changing customer preferences could lead to a decrease in the number of customer transactions at our stores and a decrease in the amount customers spend when they visit our stores.

        We attempt to create a convenient and appealing shopping experience for our customers in terms of customer service, store format and location. If we are unable to provide a convenient and appealing shopping experience, our sales, profit margins and market share may decrease, resulting in an adverse effect on our financial condition and operating results. Some of our competitors are aggressively expanding their number of stores within our primary market areas. As our competitors open stores within close proximity to our stores, our financial condition and operating results may be adversely affected through a loss of sales, decrease in market share or greater operating costs.

        Our principal competitors include conventional grocers such as Albertson's, Kroger and Safeway, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Also, some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

        Some of our competitors have attempted to increase market share by expanding their footprints in our marketing areas. This competitor expansion creates a more difficult competitive environment for us. In addition, other established food retailers could enter our markets, increasing competition for market share.

        Further, over the last several decades, the retail supermarket and foodservice industries have undergone significant changes. Companies such as Walmart (particularly through its Sam's Club, Walmart Neighborhood Market and Walmart Express formats) and Costco have developed a lower cost structure to provide their customers with an "everyday low price" offering. In addition, wholesale outlets such as Restaurant Depot offer an additional low-cost option in the markets they serve. To the extent more of our competitors adopt an "everyday low price" strategy, we could be pressured to lower our prices, which would require us to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment.

Our continued growth depends on new store openings and our failure to successfully open new stores or successfully manage the potential difficulties associated with store growth could adversely affect our business and stock price.

        Our continued growth depends, in part, on our ability to open new stores and to operate those stores successfully. Successful execution of our growth strategy depends upon a number of factors, many of which are beyond our control, including our ability to effectively find suitable sites for new stores, negotiate and execute leases on acceptable terms, secure and manage the inventory necessary for the launch and operation of our new stores, hire, train and retain skilled store personnel, promote and market new stores and address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could adversely affect our growth.

        Although we believe that the U.S. market can support additional Extra! and Cash & Carry stores, we cannot assure you when or whether we will open any new stores. We may not have the level of cash flow or financing necessary to execute our growth strategy. If and when such store openings occur, we cannot assure you that these new stores will be successful or result in greater sales and profitability.

        Additionally, our growth will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could adversely affect the financial condition and operating results of our existing stores. Also, new store openings in markets where we have existing stores may result in reduced sales volumes at those existing stores. We may also be unable to successfully manage the potential difficulties associated with store growth, including capturing efficiencies of scale, improving our systems, continuing cost discipline and maintaining appropriate store labor levels and disciplined product and real estate selection, which may result in stagnation or decline in our operating margins. If we experience such a decline in financial condition and operating results as a result of such difficulties, we may slow or discontinue store openings or we may close stores that we are unable to operate profitably.

        Some of our new stores may be located in areas where we have little experience or a lack of brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets. If we fail to successfully execute our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

        Our continued growth also depends, in part, on our ability to successfully convert certain of our Smart & Final stores to our Extra! format, and to relocate certain of our Smart & Final stores to new locations as Extra! stores. If we fail to successfully identify the Smart & Final stores suitable for conversion or relocation, or fail to manage such conversions and relocations in a cost-effective manner, our financial condition and operating results may be adversely affected.

Our new stores may adversely affect our operating results in the short term and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.

        We are actively pursuing new store growth and plan to continue doing so in the future. We cannot assure you that our new store openings will be successful or reach the sales and profitability levels of our existing stores. New store openings may adversely affect our financial condition and operating results in the short term due to the effect of opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all, which may adversely affect our long-term financial condition and operating results.

        In addition, we may not be able to successfully integrate new stores into our existing store base and those new stores may not be as profitable as our existing stores. Further, we have historically experienced, and expect to experience in the future, some sales volume transfer from our existing stores to our new stores as some of our existing customers switch to new, closer locations. If our new stores are less profitable than our existing stores, or if we experience sales volume transfer from our existing stores, our financial condition and operating results may be adversely affected.

We may be unable to maintain or increase comparable store sales, which could adversely affect our business and stock price.

        We may not be able to maintain or improve the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

  •
  general economic conditions;

  •
  the effect of new and acquired stores entering into the comparable store base;

  •
  the opening of new stores that cannibalize store sales in existing markets;

  •
  increased competitive activity;

  •
  price changes in response to competitive factors;

  •
  supply shortages;

  •
  consumer preferences, buying trends and spending levels;

  •
  product price inflation and deflation;

  •
  cycling against any year of above-average sales results;

  •
  our ability to provide product offerings that generate new and repeat visits to our stores; and

  •
  the level of customer service that we provide in our stores.

        These factors may cause our comparable store sales results to be materially lower than in recent periods, which could harm our business and result in a decline in the price of our common stock.

Our plans to remodel or convert certain of our existing stores and build new stores in our current markets could require us to spend capital, which must be allocated among various projects. Failure to use our capital efficiently could adversely affect our financial condition and operating results.

        Since August 2008, we have converted 73 Smart & Final stores to our Extra! format through a combination of store conversions and relocations. Our recent conversions and relocations have been completed for a net cash investment ranging from $2.0 million to $3.5 million. We intend to convert additional locations over the next several years. However, we cannot assure you that our future conversions will require similar levels of investment, reach the sales and profitability levels of our Smart & Final or Extra! stores or be completed at all. If any of these initiatives prove to be unsuccessful, we may experience reduced profitability and could be required to delay, significantly curtail or eliminate planned store openings, remodels or conversions.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may adversely affect our financial condition and operating results.

        We could suffer significant inventory losses in the event of the loss of a major supplier, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. We have a significant focus on perishable products, sales of which accounted for approximately 34% of our net sales for our fiscal year 2013 and 36% of our fiscal year 2014, and rely on various suppliers to provide and deliver our perishable product inventory on a continuous basis. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply or increase the price of fresh produce.

        While we have implemented certain systems to ensure our ordering is in line with demand, we cannot assure you that our ordering systems will always work efficiently, in particular in connection with the opening of new stores, which have limited or no ordering history. If we over-order, we may suffer inventory losses, which would adversely affect our financial condition and operating results.

Our private label products expose us to various risks.

        We expect to continue to grow our exclusive private label products within many product categories. We have invested in our development and procurement resources and marketing efforts relating to these private label products. If we cannot anticipate, identify and react to changing consumer preferences relating to our private label products in a timely manner, or if our profit margins or sales levels from such products decline, then our financial condition and operating results may be adversely affected.

        Our private label products also subject us to certain specific risks in addition to those discussed elsewhere in this section, such as:

  •
  mandatory or voluntary product recalls;

  •
  infringements of our proprietary rights (including counterfeit or otherwise unauthorized goods);

  •
  claims related to the proprietary rights of third parties;

  •
  adverse publicity about the quality, safety or integrity of our products; and

  •
  other risks generally encountered by entities that source, sell and market private label products for retail.

        An increase in sales of our private label products may also adversely affect sales of our suppliers' products, which may, in turn, adversely affect our relationship with our suppliers. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, financial condition and operating results.

Real or perceived quality or food safety concerns could adversely affect our business, operating results and reputation.

        Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in governmental investigations, litigation or adverse publicity, especially in social media outlets, all of which can adversely affect these perceptions and lead to adverse effects on our business, operating results and reputation. We believe our customers hold us to a high food safety standard. Real or perceived concerns regarding the safety of our food products or the safety and quality of our food supply chain, whether or not ultimately based on fact and whether or not involving products sold at our stores, could cause consumers to avoid shopping with us, and could adversely affect our financial condition and operating results, even if the basis for the concern is outside of our control. Any lost confidence on the part of consumers would be difficult and costly to reestablish.

Products we sell could cause unexpected side effects, illness, injury or death that could result in the discontinuance of such products or expose us to litigation, either of which could result in unexpected costs and damage to our reputation.

        There is increasing governmental scrutiny and public awareness of food safety. Unexpected side effects, illness, injury or death caused by products we sell could result in the discontinuance of sales of these products or prevent us from achieving market acceptance of the affected products. Such side effects, illnesses, injuries and deaths could also expose us to product liability or negligence lawsuits. Any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy limits would have to be paid from our cash reserves, which would reduce our capital resources. Also, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. The real or perceived sale of contaminated or harmful products would cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and net sales and adversely affect our business, financial condition and operating results.

If we fail to maintain our reputation and the value of our brand, our sales may decline.

        We believe our continued success depends on our ability to maintain and grow the value of our Smart & Final, Extra! and Cash & Carry brands. Maintaining, promoting and positioning our brands and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in governmental investigations, litigation or adverse publicity. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity.

The current geographic concentration of our stores and our net sales creates an exposure to local or regional downturns or catastrophic occurrences.

        As of December 28, 2014, we operated 184 Smart & Final stores in California, representing 92% of our total Smart & Final stores and accounting for 95% of Smart & Final banner sales in fiscal year 2014. Also, as of December 28, 2014, we operated 41 Cash & Carry stores in the Pacific Northwest (Washington, Oregon and Idaho), representing 77% of our total Cash & Carry stores and accounting for 77% of Cash & Carry banner sales in fiscal year 2014. In addition, we source a significant portion of our produce from California.

        As a result, our business is currently more susceptible to regional conditions than the operations of our more geographically diversified competitors and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that adversely affect the areas in which we have stores or from which we obtain products, particularly in California and the Pacific Northwest, could adversely affect our financial condition and operating results. These factors include, among other things, changes in demographics, population, employee bases and economic conditions, wage increases, severe weather conditions, power outages and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and adversely affect our financial condition and operating results.

Disruption of supplier relationships could adversely affect our business.

        We source our products from over 1,350 vendors and suppliers. The cancellation of our distribution arrangement with or the disruption, delay or inability of any of these vendors or suppliers to deliver products to our stores could cause operational disruptions or delays or increased or unexpected costs including, among others, costs associated with finding alternative vendors or suppliers and obtaining inventory that meets our and our customers' standards.

        As an example, Unified Grocers, Inc. ("Unified Grocers") is the primary supplier of dry grocery and perishable products to our Cash & Carry stores, accounting for approximately 82% of our product requirements (measured at cost) for our Cash & Carry stores for each of our fiscal years 2013 and 2014 and 22% of our total Company product requirements (measured at cost) for each of our fiscal years 2013 and 2014. Based on Unified Grocers' disclosure in its public filings, we accounted for 15% of Unified Grocers' total net sales for its thirty-nine week period ended June 28, 2014. Our current contractual relationship with Unified Grocers continues through December 5, 2015. If our distribution arrangement with Unified Grocers was cancelled or Unified Grocers was unwilling or unable to supply our stores with dry grocery or perishable products, we could experience disruptions to our operations and incur unexpected expenses associated with finding one or more alternative suppliers or utilizing our own infrastructure to replace the products provided to and services performed for us by Unified Grocers.

Changes in commodity prices and availability may affect our financial condition and operating results.

        Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide have been increasing. Any increase in commodity prices may cause our suppliers to seek price increases from us. We cannot assure you that we will be able to mitigate supplier efforts to increase our costs, either in whole or in part. In the event we are unable to continue mitigating potential supplier price increases, we may consider raising our prices and our customers may be deterred by any such price increases. Our financial condition and operating results may be adversely affected through increased costs to us, which may affect gross margins, or through reduced sales as a result of a decline in the number and average size of customer transactions.

        While management believes that these commodities are not currently in short supply and all are readily available from our current independent suppliers, an interruption in the supply chains of or volatility in the markets for any of these commodities could have an adverse effect on their overall supply and impede our ability or that of our suppliers to obtain products containing these commodities. Such a decrease in their availability to us or our suppliers, whether as a result of increased prices or otherwise, could adversely affect our financial condition and operating results.

Any significant interruption in the operations of our distribution centers or common carriers could disrupt our ability to deliver our products in a timely manner.

        We distribute our products through six distribution centers in California, two of which serve our stores in Northern California and four of which serve our stores in Southern California, Arizona and Nevada. The operations of four of our distribution centers are outsourced to third parties. See "Business—Properties." We also maintain relationships with numerous common carriers. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements or shipping problems, or any disruption or cancellation of our contractual relationships with the third party operators of our distribution centers, could adversely affect our ability to distribute products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brands. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason causing delays in shipment of products to our stores, our insurance may not be sufficient to cover losses we experience, which could adversely affect our business, financial condition and operating results.

        We rely on common carriers, including rail and trucking, to transport products from our suppliers to our central distribution centers and from these centers to our stores. A disruption in the services of common carriers due to weather, employee strikes, increases in fuel costs or other unforeseen events, or any disruption or cancellation of our contractual relationships with our common carriers, could affect our ability to maintain sufficient quantities of inventory in our stores.

Our failure to comply with laws, rules and regulations affecting us and our industry could adversely affect our financial condition and operating results.

        We are subject to numerous federal, state and local laws, rules and regulations that affect our business, such as those affecting food manufacturing, food and drug distribution, retailing, labor and employment and environmental practices, accounting standards and taxation requirements. We must also comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. Our ongoing efforts related to compliance with such laws, rules and regulations, including with respect to implementation of immigration legislation, recently enacted food safety and health care reform legislation, new mandates, fees and taxes and stricter regulatory oversight, create uncertainty about the probability and effect of future regulatory changes and can significantly affect our operations and compliance costs. We cannot predict future laws, rules and regulations or the effect they will have on our financial condition and operating results, but in any event, additional record keeping, increased costs of recruiting, training and retaining employees, expanded documentation of the properties of certain products, and expanded or different labeling required by such laws, rules and regulations, could significantly increase our costs of doing business could adversely affect our business, financial condition and operating results.

        As is common in our industry, we rely on our suppliers, including suppliers of our private label products, to ensure that the products they sell to us comply with all applicable regulatory and legislative requirements. In general, we seek certifications of compliance, representations and warranties, indemnification and/or insurance from our suppliers. However, even with adequate insurance and indemnification, any claims of non-compliance could significantly damage our reputation and consumer confidence in our products. In order to comply with applicable statutes and regulations, our suppliers have from time to time recalled, reformulated, eliminated or relabeled certain of their products.

        In addition, many of our customers rely on food stamps and other governmental assistance programs to supplement their grocery-shopping budgets. As a result, any change in the ability of our customers to obtain food stamps and other governmental assistance could adversely affect our business, financial condition and operating results.

General economic conditions that affect consumer spending could adversely affect our business, financial condition and operating results.

        The food retail and foodservice industries are sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates and other economic factors that affect consumer spending and confidence or buying habits may adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, decreases in home values and retirement accounts, high unemployment and falling consumer confidence. As a result, consumers are more cautious and could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats. In addition, inflation or deflation could affect our business. Food deflation could reduce sales growth and profit margins, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result of any of these factors, our business, financial condition and operating results could be adversely affected.

A widespread health epidemic could adversely affect our business.

        Our business could be severely affected by a widespread regional, national or global health epidemic. A widespread health epidemic may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could adversely affect our business by disrupting production and delivery of products to our stores and by affecting our ability to appropriately staff our stores.

If we are unable to attract, train and retain, or maintain satisfactory relations with, our employees we may not be able to grow or successfully operate our business.

        The food retail and foodservice industries are labor intensive. Our continued success is dependent in part upon our ability to attract, train and retain qualified employees who understand and appreciate our culture and can represent our brands effectively and establish credibility with our business partners and customers. We face intense competition for qualified employees, many of whom are subject to offers from competing employers. Our ability to meet our labor needs, while controlling wage and labor-related costs, is subject to numerous external factors, including the availability of a sufficient number of qualified persons in the work force in the markets in which we operate, unemployment levels within those markets, unionization of the available work force, prevailing wage rates, changing demographics, health and other insurance costs and changes in employment legislation. If we fail to maintain competitive wages, the quality of our workforce could decline and cause our customer service to suffer. However, increasing our wages could cause our profit margins to decrease. If we are unable to hire and retain employees capable of meeting our business needs and expectations, our business and brand images may be impaired. Any failure to meet our staffing needs or any material increase in turnover rates of our employees or employee wages may adversely affect our business, financial condition and operating results.

        As of December 28, 2014, we had 9,370 employees. 172 of our employees, all of whom work at our Cash & Carry stores, are members of the International Brotherhood of Teamsters (the "Union") and are covered by a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The unionization of a more significant portion of our workforce, particularly at our Company-operated distribution centers and Smart & Final stores, could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and operating results.

        Labor relations issues arise from time to time, including issues in connection with Union efforts to represent employees at our stores and distribution centers, and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the Union, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. Also, our recruiting and retention efforts and efforts to increase productivity may not be successful and there may be a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results.

We have obligations under our defined benefit employee pension plans and may be required to make plan contributions in excess of our current estimates.

        We sponsor one single-employer qualified defined benefit pension plan (the "Single-Employer Plan"), which, with limited exceptions, is frozen with respect to new participants. In addition, we participate through our Cash & Carry operations in one multiemployer qualified defined benefit pension plan, the Western Conference of Teamsters Pension Plan (the "Multiemployer Plan"), on behalf of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. Neither the Single-Employer Plan nor the Multiemployer Plan are fully funded based on standards provided by the Pension Benefit Guaranty Corporation (the "PBGC"), in part due to increases in the costs of benefits provided or paid under the plans as well as lower returns on plan assets. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates may result in increased future funding contributions by us and, with respect to the Multiemployer Plan, other participating employers.

        Going forward, our required contributions to the Multiemployer Plan could also increase as a result of many factors, including the outcome of collective bargaining with the Union, actions taken by the trustee that manages the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. Our risk of future increased payments may be greater if other participating employers withdraw from the Multiemployer Plan and are not able to pay the total liability assessed as a result of such withdrawal or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan.

        Pursuant to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the PBGC has the right, subject to satisfaction of certain statutory requirements, to involuntarily terminate the pension plans described above (thus accelerating funding obligations) or enter into an alternative arrangement with us to prevent such termination. We expect to fund certain excess contributions to the Single-Employer Plan through plan year 2018 under the terms of an agreement with the PBGC that we entered into in connection with the Ares Acquisition. The amounts and timing of the remaining contributions we expect to make to the pension plans described above reflect a number of actuarial and other estimates and assumptions with respect to our expected plan funding obligations. The actual amounts and timing of these contributions will depend upon a number of factors and the actual amounts and timing of our future plan funding contributions may differ materially from those presented in this Annual Report.

The minimum wage and cost of providing employee benefits continues to increase and is subject to factors outside of our control.

        A considerable number of our employees are paid at rates related to the federal minimum wage. Many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state's minimum wage. The current California minimum wage was recently increased to $9.00 per hour, and will increase to $10.00 per hour effective January 1, 2016. Moreover, municipalities may set minimum wages above the applicable state standards. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.

        We provide health benefits to substantially all of our full-time employees and to certain part-time employees depending on average hours worked. Though employees generally pay a portion of the cost of such benefits, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of the Patient Protection and Affordable Care Act enacted in 2010, as well as other healthcare reform legislation being considered by Congress and state legislatures. We continue to evaluate the potential effects of the Patient Protection and Affordable Care Act on our business. Due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our future business. If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and operating results.

The loss of any of our executive officers could adversely affect our business.

        We are dependent upon each of our executive officers listed under "Management—Executive Officers." Losing the services of any or a significant number of such individuals could adversely affect our business, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any employee, though we are the beneficiary of life insurance policies on certain members of management for the purpose of funding our obligations under our non-qualified defined benefit plan.

Energy costs are an increasingly significant component of our operating expenses and increasing energy costs, unless offset by more efficient usage or other operational responses, may affect our financial condition and operating results.

        We use natural gas, water, sewer and electricity in our stores and gasoline and diesel in trucks that deliver products to our stores. We may also be required to pay certain adjustments or other amounts pursuant to our supply and delivery contracts in connection with increases in fuel prices. Increases in energy costs, whether driven by increased demand, decreased or disrupted supply or an anticipation of any such events will increase the costs of operating our stores. We may not be able to recover these increased costs by raising prices charged to our customers. Any such increased prices may also exacerbate the risk of customers choosing lower-cost alternatives. In addition, if we are unsuccessful in attempts to protect against these increases in energy costs through long-term energy contracts, improved energy procurement, improved efficiency and other operational improvements, the overall costs of operating our stores will increase, which could adversely affect our financial condition and operating results.

Disruptions to or security breaches involving our information technology systems could harm our ability to run our business.

        In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information, related to our employees, customers, vendors and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any security breach could expose us to risks of data loss or impairment, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

        Furthermore, our systems and operations, and those of our third party Internet and other systems service providers, are vulnerable to damage or interruption from natural disasters and other catastrophic events, power outages, server failures, telecommunications and Internet service failures, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human errors and similar events. Any of these events could lead to system interruptions, processing, distribution, communication and order fulfillment delays and loss of critical data for us or our Internet and other systems service providers or suppliers, and could have an adverse effect on our business, financial condition and operating results. Because we are dependent on third-party service providers for the implementation and maintenance of certain aspects of our systems and operations and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, if at all, and any system disruptions could adversely affect our business, financial condition and operating results.

We need to comply with credit and debit card security regulations.

        As a merchant that processes credit and debit card payments from customers, we are required to comply with the Payment Card Industry Data Security Standards and other requirements imposed on us for the protection and security of our customers' credit and debit card information. If we are unable to remain compliant with these standards and requirements, our business and operations could be adversely affected because we could incur significant fines or penalties from payment card companies or be prevented in the future from accepting customer payments by means of a credit or debit card. We also may need to expend significant management and financial resources to become or remain compliant with these requirements, which could divert these resources from other initiatives and adversely affect our business, financial condition and operating results.

Legal proceedings could adversely affect our business, financial condition and operating results.

        Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and operating results.

        In addition, we believe there is a growing number of employment (including "wage-and-hour"), health, environmental and other lawsuits against companies in our industry, especially in California. State, federal and local laws and regulations regarding employment (including minimum wage requirements), health and the environment change frequently and the ultimate cost of compliance cannot be precisely estimated. Any changes in laws or regulations, or the imposition or enforcement of new laws or regulations, including legislation that impacts employment, health, the environment, labor or trade, could adversely affect our business, financial condition and operating results.

We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition and operating results.

        Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our net sales. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, financial condition and operating results.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our operating results.

        We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability (including, in connection with legal proceedings described above under "—Risks Related to Our Business and Industry—Legal proceedings could adversely affect our business, financial condition and operating results"), property insurance, director and officers' liability insurance, vehicle liability and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Under our certificate of incorporation, stockholders that initiate certain proceedings may be obligated to reimburse us for all fees, costs and expenses incurred by us in connection with such proceedings if the claim proves unsuccessful.

        Our certificate of incorporation includes a requirement that, to the fullest extent permitted by law, a stockholder reimburse us for all fees, costs and expenses incurred by us in connection with a proceeding initiated by such stockholder in which such stockholder does not obtain a judgment on the merits that substantially achieves the full remedy sought. This provision may have the effect of discouraging lawsuits against us or our directors and officers that may be in the best interests of the Company or our stockholders.

Changes in accounting standards may adversely affect reporting of our financial condition and operating results.

        New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. The Financial Accounting Standards Board ("FASB") is focusing on several broad-based convergence projects, including accounting standards for financial instruments and leases. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under accounting principles generally accepted in the United States of America ("U.S. GAAP") in FASB Accounting Standards Codification 840, "Leases." In July 2011, the FASB made the decision to issue a revised exposure draft, which was issued in May 2013. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The proposed new accounting standard, if ultimately adopted in its proposed form, would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as proposed may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases would be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as proposed, certain incurrence ratios and other provisions under the credit agreements governing the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under U.S. GAAP as so amended.

Our high level of fixed lease obligations could adversely affect our financial condition and operating results.

        Our high level of fixed lease obligations will require us to use a significant portion of cash generated by our operations to satisfy these obligations and could adversely affect our ability to obtain future financing to support our growth or other operational investments. We will require substantial cash flows from operations to make our payments under our operating leases, which in some cases provide for periodic adjustments in our rent rates. If we are not able to make the required payments under the leases, the lenders to or owners of the relevant stores, distribution centers or administrative offices may, among other things, repossess those assets, which could adversely affect our ability to conduct our operations. In addition, our failure to make payments under our operating leases could trigger defaults under other leases or under agreements governing our indebtedness, which could cause the counterparties under those agreements to accelerate the obligations due thereunder.

Our lease obligations may require us to continue paying rent for store locations that we no longer operate.

        We are subject to risks associated with our current and future store, distribution center and administrative office real estate leases. We generally cannot cancel our leases, so if we decide to close or relocate a location, we may nonetheless be committed to perform our obligations under the applicable lease, including paying the base rent for the remaining lease term. In addition, as our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could adversely affect our business, financial condition and operating results.

The joint venture in Northwestern Mexico subject us to risks associated with the legislative, judicial, accounting, regulatory, political, economic and other risks and conditions specific to that country, which could adversely affect our business, financial condition and operating results.

        We are currently engaged, through one of our wholly owned subsidiaries, in the operation of 14 Smart & Final stores in Northwestern Mexico through a joint venture. For each of our fiscal year 2013 and 2014, our Mexican operations generated approximately 12% and 2%, respectively, of our income from continuing operations. As a result of our expansion activities into Northwestern Mexico, we expect that our international operations could account for a larger portion of our net income in future years. Our future operating results in Mexico could be adversely affected by a variety of factors, most of which are beyond our control. These factors include political conditions and instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations and other matters in this region, now or in the future. Foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our Mexican operations and could adversely affect our financial condition and operating results. Moreover, the economy in Mexico has in the past suffered from high rates of inflation and currency devaluations, which, if they occur again, could adversely affect our financial condition and operating results. Other factors that may affect, and additional risks inherent in, our Mexican operations include:

  •
  foreign trade, monetary and fiscal policies both of the U.S. and of Mexico;

  •
  laws, regulations and other activities of foreign governments, agencies and similar organizations;

  •
  risks associated with having facilities located in a country that has historically been less stable than the U.S.;

  •
  costs and difficulties of managing international operations; and

  •
  adverse tax consequences and greater difficulty in enforcing intellectual property rights in Mexico.

        The various risks inherent in doing business in the U.S. generally also exist when doing business outside of the United States and may be exaggerated by the difficulty of doing business in numerous sovereign jurisdictions due to differences in culture, laws and regulations.

        In Mexico, our associates, contractors or agents could, in contravention of our policies, engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, and we are subject to the risk that one or more of our associates, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business, financial condition and operating results.

        We also license certain of our trademarks to our Mexico joint venture for use in connection with operating the Smart & Final brand in Mexico. If the licensee fails to maintain the quality of the goods and services used in connection with these trademarks, our rights to and the value of this and similar trademarks could potentially be harmed. Also, negative publicity relating to the licensee could also be incorrectly associated with us, which could harm our business.

We have significant debt service obligations and may incur additional indebtedness in the future, which could adversely affect our financial condition and operating results and our ability to react to changes to our business.

        As of December 28, 2014, we had outstanding indebtedness of approximately $588.1 million (including debt discount) under our first lien term loan facility (the "Term Loan Facility"). We may incur additional indebtedness in the future, including borrowings under our asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

        The fact that a substantial portion of our cash flow from operations could be needed to make payments on our indebtedness could have important consequences, including the following:

  •
  reducing our ability to execute our growth strategy, including new store development;

  •
  affecting our ability to continue to execute our operational strategies in existing stores;

  •
  increasing our vulnerability to general adverse economic and industry conditions or increased interests rates;

  •
  reducing the availability of our cash flow for other purposes;

  •
  limiting our flexibility in planning for or reacting to changes in our business and the market in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

  •
  limiting our ability to borrow additional funds for working capital, new store growth, capital expenditures and other investments; and

  •
  failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

        Our ability to obtain necessary funds through borrowing will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our Credit Facilities or otherwise in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity investment.

Covenants in our debt agreements restrict our operational flexibility.

        The agreements governing our Credit Facilities contain usual and customary restrictive covenants relating to our management and the operation of our business, including restrictions on the ability of certain of our domestic direct and indirect subsidiaries to:

  •
  incur or guarantee additional indebtedness;

  •
  incur or permit to exist certain liens;

  •
  enter into certain sale and lease-back transactions;

  •
  make certain investments, loans and advances;

  •
  effect certain mergers, consolidations, asset sales and acquisitions;

  •
  pay dividends on, or redeem or repurchase, capital stock, enter into transactions with affiliates, materially change their respective businesses; and

  •
  repay or modify certain other agreements with respect to other material indebtedness or modify their respective organizational documents.

        In addition, the Credit Facilities place certain restrictions on Intermediate Holdings with respect to the incurrence or creation of additional liens on the equity interests of certain subsidiaries, the preservation of its corporate existence and the maintenance of its passive holding company status.

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when availability under the Revolving Credit Facility has fallen below a threshold level and for a specified period of time thereafter. At any time when the financial maintenance covenant is applicable, Smart & Final Stores LLC is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. Our ability to satisfy the financial maintenance covenant under the Revolving Credit Facility, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under either of our Credit Facilities could result in a default under the same and a cross-default from one Credit Facility to the other, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would adversely affect our business, financial condition and operating results.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Our borrowings under our Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Term Loan Facility would not increase interest expense related to such debt, and a hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Revolving Credit Facility would increase interest expense related to such debt by approximately $0.6 million per year, assuming the Revolving Credit Facility is fully borrowed.

Our ability to raise capital in the future may be limited.

        Our business and operations may consume resources faster than we anticipate. To support our growth strategy, we must have sufficient capital to continue to make significant investments in our new and existing stores and advertising. We cannot assure you that cash generated by our operations will be sufficient to allow us to fund such expansion. In the future, we may need to raise additional funds through credit, the issuance of new equity or debt securities or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we obtain credit or issue new debt securities, the debt holders would have rights senior to holders of our common stock to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing stockholders will experience dilution and the new equity securities could have rights senior to those of our common stock. Because our decision to obtain credit or issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of such transactions. Thus, stockholders bear the risk of our future indebtedness or securities offerings reducing the market price of our common stock and/or diluting stockholders' interest.

        In addition, the credit and securities markets and the financial services industry in the past decade have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. The cost and availability of credit has been and may continue to be adversely affected by these conditions. We cannot be certain that funding for our capital needs will be available from our existing financial institutions and the credit and securities markets if needed, and if available, to the extent required, and on acceptable terms.

        The Term Loan Facility matures on November 15, 2019, and the Revolving Credit Facility matures on November 15, 2017. If we cannot renew or refinance our Credit Facilities facility upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our sales and operating results.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

        We have a significant amount of goodwill. As of December 28, 2014, we had goodwill of approximately $611.2 million, which represented approximately 35.3% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our two reporting units (our Smart & Final stores and our Cash & Carry stores). If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate non-cash charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates—Goodwill and Intangible Assets."

        Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal years 2014, 2013 and 2012, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could adversely affect our reporting units' respective fair values and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could adversely affect our financial condition and operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 28, 2014, we operated 254 stores in six Western U.S. states, with an additional 14 stores in Northwestern Mexico in a joint venture, as shown in the chart below:

	Smart & Final
				Cash & Carry
State/Country	Extra!	Legacy	Total		Total
California	96	88	184	11	195
Washington	—	—	—	22	22
Oregon	—	—	—	17	17
Arizona	1	8	9	—	9
Nevada	1	7	8	1	9
Idaho	—	—	—	2	2

Subtotal:	98	103	201	53	254
Mexico	—	14	14	—	14

Total:	98	117	215	53	268

        We lease substantially all of our stores from unaffiliated third parties. We believe that leasing our stores allows us to deploy capital in a more focused manner on store operations, and that the resulting cost of leased occupancy is comparable to the economic cost of owned stores. Our typical store lease has an initial 15 to 20 year term with renewal options of 5 to 15 years. For stores with expiring leases, we expect that we will be able to renegotiate these leases or relocate our stores as necessary on acceptable terms. We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property is material to our financial condition or operating results.

        As of December 28, 2014, we leased three distribution centers and our corporate office in Commerce, California from unaffiliated third parties. Our other three distribution centers are owned or leased by third parties. Information about such facilities is set forth in the table below:

Facility	Location	Square Footage*	Owned/Leased		Operated By
Distribution Center	Commerce, CA	445,000	Leased		Company
Distribution Center	Riverside, CA	241,000	Leased		Company
Distribution Center	Fontana, CA	349,000	Leased		Third Party
Distribution Center	Brea, CA	100,000	N/A	**	Third Party
Distribution Center	Tracy, CA	151,000	N/A	**	Third Party
Distribution Center	Turlock, CA	75,000	N/A	**	Third Party
Corporate Office	Commerce, CA	81,000	Leased		Company

Total Square Footage:		1,442,000

*
Rounded to the nearest 1,000 square feet

**
Properties owned or leased by a third party

Item 3.    Legal Proceedings.

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

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock began trading publicly on the NYSE under the symbol "SFS" on September 24, 2014. As of December 28, 2014, there were approximately 460 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $15.40. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
Third Quarter of 2014 (Beginning September 24, 2014)	14.09	11.97
Fourth Quarter of 2014	16.50	12.96

Dividends

        We have no current plans to pay dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our Board of Directors may deem relevant. Our Term Loan Facility contains covenants that would restrict our ability to pay cash dividends.

        We did not declare or pay any dividends on our common stock during the year ended December 28, 2014.

Issuer Purchases of Equity Securities

        During the year ended December 28, 2014, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding stock option awards, and shares remaining available for future issuance, under each of the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan") and the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan") as of December 28, 2014, the last day of our fiscal year:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2012 Incentive Plan	8,055,050	$5.13	—
2014 Incentive Plan	2,131,468	$12.00	3,449,092	(2)

Total	10,186,518	$6.57	3,449,092

(1)
The 2012 Incentive Plan and the 2014 Incentive Plan are the only equity compensation plans that we have adopted, and each of the 2012 Incentive Plan and the 2014 Incentive Plan has been approved by our stockholders.

(2)
If any award granted under the 2012 Incentive Plan is canceled, expires or terminates unexercised for any reason, the number of shares underlying such award will be available for grant under the 2014 Incentive Plan.

Recent Sales of Unregistered Securities

        During the year ended December 28, 2014, we did not sell any equity securities that were not registered under the Securities Act.

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

        Affiliates of Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and Guggenheim Securities, LLC are lenders under our Term Loan Facility and received more than five percent of the net proceeds of the offering in connection with our repayment of borrowings under the Term Loan

Facility, in addition to their respective underwriting discounts payable in connection with the offering of $3.4 million, $3.4 million and $0.6 million, respectively. Funds affiliated with Ares, which owns more than 10% of our outstanding capital stock, hold approximately 10% of the outstanding loans under the Term Loan Facility and received funds representing their pro rata portion of such loans.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index ("RLX") and the S&P 500 Index ("SPI") for the period from the completion of our IPO on September 24, 2014 through December 28, 2014. The graph assumes an investment of $100 made at the closing of trading on September 24, 2014 in (i) our common stock, (ii) the stocks comprising the RLX and (iii) the stocks comprising the SPI. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information and other data for the periods and dates indicated, and should be read together with "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes to consolidated financial statements contained elsewhere in this Annual Report. Our historical results are not necessarily indicative of our financial condition or operating results to be expected in the future.

        In connection with the Ares Acquisition, as a result of the application of business combination accounting, the assets and liabilities of the Company were adjusted to their estimated fair values as of the closing date of the Ares Acquisition. We refer to the Company prior to the Ares Acquisition as the "Predecessor." The periods prior to the Ares Acquisition are referred to as the "Predecessor periods" and the periods following the Ares Acquisition are referred to as the "Successor periods." Our fiscal year 2012 is therefore divided into a Predecessor period from January 2, 2012 through November 14, 2012 and a Successor period from November 15, 2012 through December 30, 2012.

	Successor(5)			Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012	Fiscal Year 2011	Fiscal Year 2010
	(Dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$3,534,244	$3,210,293	$378,550	$2,664,162	$2,840,336	$2,591,116
Cost of sales, buying and occupancy	3,006,955	2,736,357	333,787	2,265,154	2,412,180	2,218,618

Gross margin	527,289	473,936	44,763	399,008	428,156	372,498
Operating and administrative expenses	438,528	387,133	51,727	355,681	379,371	341,921
Income (loss) on property sales	—	—	5	(8,818)	(1,952)	—

Income (loss) from operations	88,761	86,803	(6,959)	34,509	46,833	30,577
Interest expense, net	37,602	50,365	7,133	20,761	31,395	33,330
(Loss) on early extinguishment of debt(1)	(2,224)	(24,487)	—	—	(4,209)	—
Equity in earnings of joint venture	1,037	1,649	—	820	785	1,772

Income (loss) from continuing operations before income taxes	49,972	13,600	(14,092)	14,568	12,014	(981)
Income tax (provision) benefit	(16,854)	(5,429)	4,804	(244)	(4,795)	920

Income (loss) from continuing operations	33,118	8,171	(9,288)	14,324	7,219	(61)
Income (loss) from discontinued operations, net of income taxes(2)	—	—	—	—	3,260	(12,870)

Net income (loss)	$33,118	$8,171	$(9,288)	$14,324	$10,479	$(12,931)

Per Share Data:
Basic earnings (loss) per share:
Income (loss) per share from continuing operations	$0.54	$0.14	$(0.16)	$1.07	$0.54	$(0.00)
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	0.24	(0.96)

Basic earnings (loss) per share	$0.54	$0.14	$(0.16)	$1.07	$0.78	$(0.97)

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations	$0.52	$0.14	$(0.16)	$1.03	$0.54	$(0.00)
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	0.24	(0.96)

Diluted earnings (loss) per share	$0.52	$0.14	$(0.16)	$1.03	$0.78	$(0.97)

Weighted average shares outstanding—basic	61,455,584	57,030,099	56,848,190	13,363,635	13,362,665	13,367,108
Weighted average shares outstanding—diluted	63,841,118	59,387,487	56,848,190	13,927,566	13,425,470	13,367,108
Selected Operating Data:
Comparable store sales growth(3)	6.3%	4.0%	5.3%	6.9%	9.5%	2.9%
Smart & Final banner	5.0%	3.4%	5.2%	7.3%	9.4%	2.8%
Cash & Carry banner	10.0%	6.1%	5.5%	5.4%	9.7%	3.3%
Stores at end of period	254	240	235	236	234	234
Smart & Final banner	201	188	183	184	182	182
Extra! Format	98	69	56	56	46	35
Cash & Carry banner	53	52	52	52	52	52
Square feet at end of period	5,342,915	4,899,403	4,756,165	4,774,486	4,697,834	4,665,795
Average store size at end of period(4)	21,035	20,414	20,239	20,231	20,076	19,939
Consolidated Balance Sheet Data:
Cash and cash equivalents	$106,847	$53,699	$35,987	$92,676	$72,462	$32,092
Total assets	1,729,292	1,599,541	1,572,914	1,049,039	1,038,384	1,377,212
Long-term debt (including current portion and debt discount)	588,117	706,191	704,734	304,074	303,258	728,613
Total stockholders' equity	517,208	341,859	307,023	287,076	248,579	225,813

(1)
In the third quarter of 2014, we recognized a loss on early extinguishment of debt of $2.2 million in connection with the use of the net proceeds of our IPO to repay a portion of our outstanding debt. In the second and fourth quarters of 2013, we recognized a loss on early extinguishment of debt of $24.5 million in the aggregate in connection with a repricing amendment to our Term Loan Facility. In the second quarter of 2011, we recognized a loss on early extinguishment of debt of $4.2 million in connection with an amendment to our prior term loan facility to permit the sale of Henry's. See Note 5 Debt, to the audited consolidated financial statements included elsewhere in this Form 10-K.

(2)
In the second quarter of 2011, we sold Henry's to Sprouts. In the fourth quarter of 2010, we closed five stores in Colorado. Accordingly, the consolidated statements of operations data for our fiscal year 2011 and 2010 reflect the results of operations of Henry's and the five stores separately as discontinued operations. The results of operations of Henry's and the five stores are immaterial for fiscal years 2014, 2013 and 2012 and are not presented separately as discontinued operations.

(3)
For more information regarding our calculation of comparable store sales growth, see "Net Sales" on page 44 of this Form 10-K.

(4)
Average store size is calculated as the gross square feet divided by the stores open at the end of the period presented.

(5)
All of the earnings per share data, share numbers, share prices and exercise prices have been adjusted on a retroactive basis for the Successor periods to reflect the 190-for-one stock split effected on September 19, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data," "Unaudited Pro Forma Condensed Consolidated Financial Information" and the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report. Please also see the section entitled "Forward-Looking Statements."

Business Overview

        We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of December 28, 2014, we operated 254 non-membership, warehouse-style stores throughout the Western United States, with an additional 14 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

        We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the fifty-two weeks ended December 28, 2014, our Smart & Final and Cash & Carry segments represented approximately 75.5% and 24.5%, respectively, of our consolidated sales, compared to 75.6% and 24.4%, respectively, for the fifty-two weeks ended December 29, 2013.

        Our Smart & Final segment is based in Commerce, California and includes, as of December 28, 2014, 103 legacy Smart & Final stores and 98 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        Our Cash & Carry segment is based in Portland, Oregon and includes, as of December 28, 2014, 53 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of "case quantity" or single unit purchases.

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

Pricing Strategy and Investments in "Everyday Low Prices"

        We have a commitment to "everyday low prices," which we believe positions both our Smart & Final and Cash & Carry stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Cash & Carry stores is targeted to be substantially lower than our foodservice delivery competitors, with no membership fee requirement and greater price transparency to customers and no minimum order size, and competitive with typical warehouse clubs.

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

        As of December 28, 2014, we had a portfolio of approximately 2,900 private label items, which represented 29% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Components of Results of Operations

Net Sales

        We recognize revenue from the sale of products at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Sales tax collections are presented in the statement of operations and comprehensive (loss) income on a net basis and, accordingly, are excluded from reported sales revenues. Proceeds from the sale of our Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. Our Smart & Final gift cards do not have an expiration date. We have not recorded any unredeemed gift card revenue or breakage related to our gift card program.

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

        We expect that our operating and administrative expenses will increase in future periods as a result of additional legal, accounting, insurance and other expenses associated with being a public company and increases resulting from our store development program, including the growth in the number of our stores. Additionally, share-based compensation expense will increase related to equity awards granted to our directors and eligible employees under the 2014 Incentive Plan both in connection with and following the IPO.

Income Tax Provision

        We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

Equity in Earnings of Mexico Joint Venture

        Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of December 28, 2014, this joint venture operated 14 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility

        Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness. In connection with the Ares Acquisition, we entered into the Term Loan Facility and a second lien term loan facility (the "Second Lien Term Loan Facility") consisting of $525.0 million and $195.0 million of term indebtedness, respectively, and our $150.0 million Revolving Credit Facility.

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

        On September 29, 2014, we used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, we recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the third quarter of 2014. Quarterly amortization of the principal amount is no longer required.

Initial Public Offering

        On September 29, 2014, we completed an initial public offering of our Common Stock, pursuant to which we sold an aggregate of 15,467,500 shares of Common Stock, after giving effect to the underwriters' exercise in full of their option to purchase additional shares, at a price of $12.00 per share. We received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds to repay borrowings of $115.5 million under the Term Loan Facility and we expect to use the remainder to fund growth initiatives and for general corporate purposes.

Basis of Presentation

        Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last three completed fiscal years ended on December 28, 2014, December 29, 2013 and December 30, 2012 and were all 52-week periods.

        All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

        The following discussion of our financial performance includes supplemental unaudited pro forma condensed consolidated financial information for fiscal year 2012. Because the Ares Acquisition occurred during the fourth quarter of 2012, we believe this pro forma information aids in the comparison between historical periods presented. The pro forma information does not purport to represent what our results of operations would have been had the Ares Acquisition actually occurred at the beginning of fiscal year 2011, nor does it purport to project our results of operations or financial condition for any future period.

        The following table contains results of operations for fiscal years 2014 and 2013, results of operations for the period from November 15, 2012 through December 30, 2012, and results of operations for the period from January 2, 2012 through November 14, 2012.

	Successor			Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
	(Dollars in thousands, except per share)
Net sales	$3,534,244	$3,210,293	$378,550	$2,664,162
Cost of sales, buying and occupancy	3,006,955	2,736,357	333,787	2,265,154

Gross margin	527,289	473,936	44,763	399,008
Operating and administrative expenses	438,528	387,133	51,727	355,681
Income (loss) on property sales	—	—	5	(8,818)

Income (loss) from operations	88,761	86,803	(6,959)	34,509
Interest expense, net	37,602	50,365	7,133	20,761
(Loss) on early extinguishment of debt	(2,224)	(24,487)	—	—
Equity in earnings of joint venture	1,037	1,649	—	820

Income (loss) from operations before income taxes	49,972	13,600	(14,092)	14,568
Income tax (provision) benefit	(16,854)	(5,429)	4,804	(244)

Net income (loss)	$33,118	$8,171	$(9,288)	$14,324

Earnings (loss) per share:
Net income (loss) per share—Basic	$0.54	$0.14	$(0.16)	$1.07
Net income (loss) per share—Diluted	$0.52	$0.14	$(0.16)	$1.03

        The table below sets forth the components of our consolidated statements of operations as a percentage of sales.

	Successor			Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	85.1%	85.2%	88.2%	85.0%

Gross margin	14.9%	14.8%	11.8%	15.0%
Operating and administrative expenses	12.4%	12.1%	13.7%	13.4%
Income (loss) on property sales	0.0%	0.0%	0.0%	–0.3%

Income (loss) from operations	2.5%	2.7%	–1.8%	1.3%
Interest expense, net	1.1%	1.6%	1.9%	0.8%
(Loss) on early extinguishment of debt	–0.1%	–0.8%	0.0%	0.0%
Equity in earnings of joint venture	0.0%	0.1%	0.0%	0.0%

Income (loss) from operations before income taxes	1.4%	0.4%	–3.7%	0.5%
Income tax (provision) benefit	–0.5%	–0.2%	1.3%	0.0%

Net income loss	0.9%	0.3%	–2.5%	0.5%

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales

        Net sales for fiscal year 2014 increased $323.9 million, or 10.1%, to $3,534.2 million as compared to $3,210.3 million for fiscal year 2013. This increase in net sales was attributable to comparable store sales growth of $200.4 million in our store banners, and net sales of $123.5 million primarily attributable to the opening of 13 new Extra! stores and one new Cash & Carry store in fiscal 2014 compared to five new Extra! stores in fiscal year 2013.

        Comparable store sales for fiscal year 2014 increased 6.3% as compared to fiscal year 2013. This increase in comparable store sales was attributable to an increase in comparable transaction counts of 4.1% and an increase of 2.1% in comparable average transaction size.

        Net sales for our Smart & Final segment increased $243.5 million, or 10.0%, to $2,668.9 million as compared to $2,425.4 million for fiscal year 2013. Comparable store sales for fiscal year 2014 for our Smart & Final segment increased 5.0% as compared to fiscal year 2013, driven by a 4.2% increase in comparable transaction counts and a 0.9% increase in comparable average transaction size.

        Net sales for our Cash & Carry segment increased $80.4 million, or 10.2%, to $865.3 million as compared to $784.9 million for fiscal year 2013. Comparable store sales for fiscal year 2014 for our Cash & Carry segment increased 10.0% as compared to fiscal year 2013, driven by a 3.3% increase in comparable transaction counts and a 6.5% increase in comparable average transaction size.

Gross Margin

        Gross margin for fiscal year 2014 increased $53.4 million, or 11.3%, to $527.3 million as compared to $473.9 million in fiscal year 2013. As a percentage of sales, gross margin for fiscal year 2014 was 14.9% as compared to 14.8% in fiscal 2013. The increase in gross margin attributable to increased sales was $47.8 million and the increase in gross margin attributable to increased gross margin rate was $5.6 million. Compared to fiscal year 2013, gross margin as a percentage of sales for fiscal year 2014 included lower warehouse and transportation costs as a percentage of sales (accounting for an 0.08% increase, including a 0.05% increase in our Smart & Final segment and a 0.03% increase in our Cash & Carry segment), lower store occupancy costs as a percentage of sales (accounting for a 0.09% increase, including a 0.06% increase in our Smart & Final segment and a 0.03% increase in our Cash & Carry segment) partially offset by lower merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for a decrease of 0.04%, including a 0.03% decrease in our Smart & Final segment and a 0.01% decrease in our Cash & Carry segment).

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2014 were $438.5 million as compared to $387.1 million in fiscal year 2013. As a percentage of sales, operating and administrative expenses for fiscal year 2014 were 12.4% as compared to 12.1% in fiscal year 2013. The increase in operating and administrative expenses was primarily due to $29.8 million of increased wages, fringe benefits and incentive bonus costs, $4.4 million of increased marketing costs in support of our increased sales and other marketing initiatives, $12.1 million of increased other store direct expenses, $11.3 million of share-based compensation expense associated with our equity compensation program, $2.0 million of accounting, legal and other consulting costs associated with our IPO and our long-range store development planning (including remodels of our legacy Smart & Final stores and conversions to our Extra! format) and $1.2 million increased expense associated with decreased cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. The increase in operating and administrative expenses for fiscal year 2014 was partially offset by a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a

$0.9 million gain associated with the death benefit on a company owned life insurance policy that supports our deferred compensation program. As a percentage of sales, operating and administrative expenses for fiscal year 2014 increased 0.3% to 12.4% as compared to fiscal year 2013. Approximately 0.32% of the increase in operating and administrative expenses as a percentage of sales was due to share-based compensation expense, 0.05% of the increase was due to higher consulting costs primarily associated with our IPO and our long-range store development planning, 0.05% of the increase was due to higher marketing costs in on our Smart & Final segment, 0.15% of the increase was due to increased wages, benefits and incentive bonuses (including 0.07% increase in our Smart & Final segment partially offset by a 0.02% decrease in our Cash & Carry segment) and 0.10% of the increase was due to increased other store direct expenses in our Smart & Final segment. Additionally, during fiscal year 2013 we recorded $3.0 million in pre-tax charges related to two class action lawsuits.

Interest Expense, Net

        Interest expense for fiscal year 2014 was $37.6 million as compared to $50.4 million in fiscal year 2013. As a percentage of sales, interest expense for fiscal year 2014 was 1.1% as compared to 1.6% for fiscal year 2013. This decrease in interest expense was primarily due to a lower average interest rate under our Term Loan Facility as well as lower average debt outstanding.

Loss on Early Extinguishment of Debt

        We recorded a $2.2 million loss on the early extinguishment of debt in fiscal year 2014 and recorded $24.5 million loss in fiscal year 2013. The loss for fiscal year 2014 was the result of our use of the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, we recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the third quarter of 2014. The loss for fiscal year 2013 was primarily the result of two amendments to our Term Loan Facility, which resulted in changes to the applicable margin and the incurrence of additional term loans under the Term Loan Facility, the proceeds of which were used to repay all amounts outstanding under the Second Lien Term Loan Facility. Costs associated with such loss were related to fees and the write-off of the unamortized debt discount and deferred financing costs. We incurred approximately $7.5 million of fees in connection with the first amendment to our Term Loan Facility, approximately $4.9 million of which were recorded as a debt discount and are amortized over the term of the Term Loan Facility. We incurred approximately $4.8 million of fees in connection with the second amendment to our Term Loan Facility, approximately $1.1 million of which were recorded as debt discount, and approximately $0.7 million of which were recorded as deferred financing cost, each of which are amortized over the term of the Term Loan Facility.

Income Tax (Provision) Benefit

        Our income tax provision for fiscal year 2014 was $16.9 million as compared to $5.4 million in fiscal year 2013. The effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2014 was 34.4% as compared to 45.4% in fiscal year 2013.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2014 was $1.0 million as compared to $1.6 million in fiscal year 2013.

Fiscal Year 2013 (Successor) Compared to the Periods November 15-December 30, 2012 (Successor) and January 2-November 14, 2012 (Predecessor)

Net Sales

        Net sales for fiscal year 2013 increased $167.6 million, or 5.5%, to $3,210.3 million as compared to $3,042.7 million for fiscal year 2012, including $2,664.2 million in the 2012 Predecessor period and $378.5 million in the 2012 Successor period. This increase in net sales was attributable to comparable store sales growth of $122.5 million in our store banners, and net sales of $45.1 million primarily attributable to the opening of five new Extra! stores in fiscal 2013 and two new Extra! stores in fiscal year 2012.

        Comparable store sales for fiscal year 2013 increased 4.0% as compared to fiscal year 2012. This increase in comparable store sales was attributable to an increase in comparable transaction counts of 4.1% and a decrease of 0.1% in comparable average transaction size.

        Net sales for our Smart & Final segment increased $122.6 million, or 5.3%, to $2,425.4 million as compared to $2,302.7 million for fiscal year 2012, including $2,011.6 million in the 2012 Predecessor period and $291.1 million in the 2012 Successor period. Comparable store sales for fiscal year 2013 for our Smart & Final segment increased 3.4% as compared to fiscal year 2012, driven by a 4.2% increase in comparable transaction counts and a 0.8% decrease in comparable average transaction size.

        Net sales for our Cash & Carry segment increased $45.0 million, or 6.1%, to $784.9 million as compared to $740.0 million for fiscal year 2012, including $652.5 million in the 2012 Predecessor period and $87.4 million in the 2012 Successor period. Comparable store sales for fiscal year 2013 for our Cash & Carry segment increased 6.1% as compared to fiscal year 2012, driven by a 3.6% increase in comparable transaction counts and a 2.5% increase in comparable average transaction size.

Gross Margin

        Gross margin for fiscal year 2013 increased $30.2 million, or 6.8%, to $473.9 million as compared to $399.0 million in the 2012 Predecessor period and $44.8 million in the 2012 Successor period. As a percentage of sales, gross margin for fiscal year 2013 was 14.8% as compared to 15.0% in the 2012 Predecessor period and 11.8% in the 2012 Successor period.

        Gross margin for fiscal year 2013 was impacted by adjustments to fair value made to our property, plant and equipment and lease related assets in connection with the Ares Acquisition. These adjustments resulted in a $6.9 million increase in depreciation and rent expense associated with store and distribution facilities (including a $6.8 million increase in our Smart & Final segment and a $0.1 million increase in our Cash & Carry segment). Gross margin for the 2012 Successor period was primarily impacted by adjustments to the fair value of inventory in connection with the Ares Acquisition, which resulted in an $8.6 million increase in merchandise product cost of sales (including a $6.9 million increase in our Smart & Final segment and a $1.7 million increase in our Cash & Carry segment). In turn, these adjustments also adversely impacted gross margin as a percentage of sales.

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2013 were $387.1 million as compared to $355.7 million in the 2012 Predecessor period and $51.7 million in the 2012 Successor period. As a percentage of sales, operating and administrative expenses for fiscal year 2013 were 12.1% as compared to 13.4% in the 2012 Predecessor period and 13.7% in the 2012 Successor period. Fiscal year 2013 was impacted by adjustments in connection with the Ares Acquisition related to a re-measurement of our pension plan and adjustments to fair value made to our property, plant and equipment and lease-related assets, which resulted in a $1.0 million decrease in our pension expense (including a $0.8 million decrease in our Smart & Final segment, a $0.1 million decrease in our Cash & Carry segment and a $0.1 million decrease in corporate overhead and administrative expenses incidental to activities of these segments) and a $2.0 million decrease in depreciation and rent expense associated with administrative assets for fiscal year 2013. Additionally, during fiscal year 2013 we recorded $3.0 million in pre-tax charges related to proposed settlements of two class action lawsuits and did not record any share-based compensation expense, as compared to $7.5 million in share-based compensation expense in the 2012 Predecessor period. During the 2012 Predecessor period we recognized $23.9 million in transaction-related costs, a $2.0 million gain as the result of a death benefit received on a life insurance policy in support of our nonqualified deferred compensation plan, as well as $1.4 million of management services fees expense paid to Apollo. During the 2012 Successor period we recognized $5.2 million in transaction-related costs, compared to $0 in fiscal year 2013.

Income (Loss) on Property Sales

        We incurred no loss or gain on property sales for fiscal year 2013, as compared to an $8.8 million loss in the 2012 Predecessor period and an immaterial gain in the 2012 Successor period. The loss during the 2012 Predecessor period was due to the sale of three of our operating store properties and seven of our former store properties. The sales transactions for our operating store properties occurred concurrently with our entrance into operating leases for each of such store properties. The sales transactions for our three operating store properties were accounted for as sale and leaseback transactions, resulting in the deferral of a $5.6 million gain which was being amortized to rent expense over the non-cancelable lease terms. The unamortized deferred gain was written off in connection with the Ares Acquisition.

Interest Expense, Net

        Interest expense for fiscal year 2013 was $50.4 million as compared to $20.8 million in the 2012 Predecessor period and $7.1 million in the 2012 Successor period. This change is primarily attributable to the financing structure of the Ares Acquisition, whereby the Company entered into the Term Loan Facility and the Second Lien Term Loan Facility, increasing total outstanding debt. As a percentage of sales, interest expense for fiscal year 2013 was 1.6% as compared to 0.8% in the 2012 Predecessor period and 1.9% in the 2012 Successor period.

Loss on Early Extinguishment of Debt

        We recorded a $24.5 million loss on the early extinguishment of debt in fiscal year 2013 and recorded no such loss in either the 2012 Predecessor period or the 2012 Successor period. The loss for fiscal year 2013 was primarily the result of two amendments to our Term Loan Facility, which resulted in changes to the applicable margin and the incurrence of additional term loans under the Term Loan Facility, the proceeds of which were used to repay all amounts outstanding under the Second Lien Term Loan Facility. Costs associated with such loss were related to fees and the write-off of the unamortized debt discount and deferred financing costs. We incurred approximately $7.5 million of fees in connection with the first amendment to our Term Loan Facility, approximately $4.9 million of which were recorded as a debt discount and are amortized over the term of the Term Loan Facility. We incurred approximately $4.8 million of fees in connection with the second amendment to our Term Loan Facility, approximately $1.1 million of which were recorded as debt discount, and approximately $0.7 million of which were recorded as deferred financing cost, each of which are amortized over the term of the Term Loan Facility.

Income Tax (Provision) Benefit

        Our income tax provision for fiscal year 2013 was $5.4 million as compared to $0.2 million in the 2012 Predecessor period and a $4.8 million benefit in the 2012 Successor period. The effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2013 was 45.4% as compared to 1.8% in the 2012 Predecessor period and 34.1% in the 2012 Successor period.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2013 was $1.6 million as compared to $0.8 million in the 2012 Predecessor period and $0 in the 2012 Successor period.

Unaudited Pro Forma Condensed Consolidated Financial Information

        The following supplemental unaudited pro forma condensed consolidated statement of operations was prepared by applying pro forma adjustments to our historical consolidated statements of operations. The Ares Acquisition was effective November 15, 2012. Accordingly, we applied purchase accounting standards, which required a new basis of accounting resulting in assets and liabilities being recorded at their respective fair values as of the date of the Ares Acquisition.

        The aggregate consideration for the Ares Acquisition was as follows (in thousands):

Purchase of Predecessor common shares	$669,456
Payment on Predecessor stock options (inclusive of employer payroll taxes)	54,993
Less cash acquired	(92,676)

Cash consideration	631,773
Working capital adjustment	6,231
Tax consideration	19,291
Value of management equity rollover	11,091

Total fair value of net assets acquired	$668,386

        The following table below sets forth the fair values of the assets acquired and liabilities assumed in connection with the Ares Acquisition (in thousands):

Current assets, less cash acquired	$279,624
Property, plant, and equipment	248,944
Capitalized software	15,766
Finite-lived/amortizable intangible assets	68,000
Indefinite-lived trade names	265,000
Goodwill	611,242
Investment in Mexico joint venture	9,400
Other assets	46,277
Current liabilities	(251,661)
Debt	(304,074)
Deferred taxes	(135,865)
Other liabilities	(184,267)

Total assets acquired and liabilities assumed	$668,386

        Although our operations did not change as a result of the Ares Acquisition, the accompanying unaudited pro forma condensed consolidated financial information is presented for the Predecessor and Successor relating to the periods preceding and succeeding the Ares Acquisition, respectively. The unaudited pro forma condensed consolidated statements of operations for the year ended December 30, 2012 gives effect to the Ares Acquisition (as well as the 190-for-one stock split of our common stock effected on September 19, 2014) as if it had occurred on January 3, 2011. Assumptions underlying the pro forma adjustments are described in the accompanying notes, which should be read in conjunction with this unaudited pro forma condensed consolidated financial information.

        The unaudited pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated statements of operations are presented for supplemental information purposes only, we do not purport them to represent what our results of operations would have been had the Ares Acquisition actually occurred on January 3, 2011, and they do not project our results of operations or financial condition for any future period. The unaudited pro forma condensed consolidated statement of operations should be read in conjunction with other sections of the "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as "Selected Historical Consolidated Financial Information and Other Data" and our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report. All pro forma adjustments and their underlying assumptions are described more fully in the notes to our unaudited pro forma condensed consolidated statements of operations.

	Predecessor	Successor
	Period From January 2, 2012 Through November 14, 2012	Period From November 15, 2012 Through December 30, 2012
					Pro Forma
(Dollars in thousands, except per share data)			Adjustment		Fiscal Year 2012
Net sales	$2,664,162	$378,550	$—		$3,042,712
Cost of sales, buying and occupancy	2,265,154	333,787	(2,094	)(1)	2,596,847

Gross margin	399,008	44,763	2,094		445,865
Operating and administrative expense	355,681	51,727	(40,823	)(2)	366,585
Income (loss) on property sales	8,818	(5)	—		8,813

Income from operations	34,509	(6,959)	42,917		70,467
Interest expense, net	20,761	7,133	27,937	(3)	55,831
(Loss) on early extinguishment of debt	—	—	—		—
Equity in earnings of joint venture	820	—	—		820

Income (loss) from continuing operations before income taxes	14,568	(14,092)	14,980		15,456
Income tax (provision) benefit	(244)	4,804	(5,843	)(4)	(1,283)

Net income (loss)	$14,324	$(9,288)	$9,137		$14,173

Earnings (loss) per share:
Net income (loss) per share—Basic	$1.07	$(0.16)			$0.25
Net income (loss) per share—Diluted	$1.03	$(0.16)			$0.24

(1)
Represents the estimated impact on cost of sales, buying and occupancy related to (a) an adjustment to fair value of inventory and a resulting $8.6 million decrease in cost of sales; (b) an adjustment to fair value of property, plant and equipment and the resulting $4.4 million increase in depreciation expense; (c) a $3.0 million increase in rent expense as a result of the new basis in leases as of the acquisition date; and (d) a purchase accounting adjustment to unamortized pension liability resulting in a $0.9 million decrease in pension expense related to our distribution operations.

(2)
Represents the estimated impact to operating and administrative expense related to (a) an adjustment to fair value of intangible assets and a resulting $1.6 million increase in amortization expense; (b) an adjustment to fair value of property, plant, and equipment and the resulting $3.6 million decrease in depreciation expense; (c) a change in the share-based compensation plan and a resulting $7.5 million elimination of share-based compensation expense; (d) a $1.4 million decrease of management fees associated with the former ownership of the Company; (e) a $29.0 million elimination of certain costs associated with the Ares Acquisition which are not ongoing costs of the business; and (f) a purchase accounting adjustment to unamortized pension liability and a resulting $1.0 million decrease in pension expense.

(3)
Represents the estimated increase in interest expense assuming the borrowings under the Term Loan Facility, the Second Lien Term Loan Facility (as defined below) and the Revolving Credit Facility outstanding as of the closing of the Ares Acquisition were outstanding as of January 3, 2011, including the amortization of original issue discount and deferred financing fees.

(4)
Represents the tax effect of the above adjustments at a 39.0% effective tax rate.

	Successor	Pro Forma	2013 vs. 2012 Change
	Fiscal Year 2013	Fiscal Year 2012
(Dollars in thousands, except per share data)			$	%
Net sales	$3,210,293	$3,042,712	167,581	5.51%
Cost of sales, buying and occupancy	2,736,357	2,596,847	139,510	5.37%

Gross margin	473,936	445,865	28,071	6.30%
Operating and administrative expense	387,133	366,585	20,548	5.61%
Loss (gain) on asset sales	—	8,813	(8,813)	(100.00)%

Income from operations	86,803	70,467	16,336	23.18%
Interest expense, net	50,365	55,831	(5,466)	(9.79)%
(Loss) on early extinguishment of debt	(24,487)	—	(24,487)	(100.00)%
Equity in earnings of joint venture	1,649	820	829	101.10%

Income (loss) from continuing operations before income taxes	13,600	15,456	(1,856)	(12.01)%
Income tax (provision) benefit	(5,429)	(1,283)	(4,146)	323.15%

Net income (loss)	$8,171	$14,173	(6,002)	(42.35)%

Earnings (loss) per share:
Net income (loss) per share—Basic	$0.14	$0.25
Net income (loss) per share—Diluted	$0.14	$0.24

Fiscal Year 2013 (Successor) Compared to Pro Forma Fiscal Year 2012

Gross Margin

        Gross margin for fiscal year 2013 increased $28.1 million, or 6.3%, to $473.9 million as compared to $445.9 million for pro forma fiscal year 2012. The increase in gross margin attributable to increased sales was $24.6 million and the increase in gross margin attributable to increased gross margin rate was $3.5 million. As a percentage of sales, gross margin for fiscal year 2013 increased 0.1% to 14.8% as compared to 14.7% for pro forma fiscal year 2012. The increase in gross margin as a percentage of sales was mainly due to a 0.12% increase in merchandise product margin rates as a percentage of sales (including a 0.05% increase in our Smart & Final segment and a 0.07% increase in our Cash & Carry segment) and a 0.05% increase in store occupancy costs primarily associated with fiscal years 2013 and 2012 Smart & Final Extra! store openings, partially offset by a 0.14% reduction in warehouse and transportation costs as a percentage of sales (including a 0.07% decrease in each of our Smart & Final and Cash & Carry segments).

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2013 increased $20.5 million, or 5.6%, to $387.1 million as compared to $366.6 million in pro forma fiscal year 2012. As a percentage of sales, operating and administrative expenses for fiscal year 2013 increased 0.1% to 12.1% as compared to 12.0% in pro forma fiscal year 2012. The increase in operating and administrative expenses was primarily due to $12.3 million of increased store labor and associated fringe benefit costs in support of increased sales (including a $10.3 million increase in our Smart & Final segment and a $2.0 million increase in our Cash & Carry segment), $1.0 million of increased store advertising expense, $4.0 million of increased other store direct expenses, and $3.0 million of higher litigation costs. The 0.1% increase in operating and administrative expenses as a percentage of sales was due to a 0.19% increase in asset impairment charges and adjustments to lease obligations associated with closed stores locations, expense accruals for sales tax audits and other corporate expenses, as well as a 0.02% increase in labor and associated fringe benefits, all of which were partially offset by a 0.17% decrease in administrative incentive bonus expense.

Interest Expense, Net

        Interest expense for fiscal year 2013 decreased $5.4 million, or 9.8%, to $50.4 million as compared to $55.8 million in pro forma fiscal year 2012. As a percentage of sales, interest expense for fiscal year 2013 decreased 0.2% to 1.6% as compared to 1.8% in pro forma fiscal year 2012. This decrease in interest expense was primarily due to a lower average effective interest rate.

Income Tax (Provision) Benefit

        Our income tax provision for fiscal year 2013 increased $4.1 million to $5.4 million as compared to $1.3 million for pro forma fiscal year 2012. The effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2013 was 45.4% as compared to 8.8% for the pro forma fiscal year 2012.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2013 increased $0.8 million to $1.6 million as compared to $0.8 million for pro forma fiscal year 2012.

Liquidity and Capital Resources

        Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. We believe that our existing cash and cash equivalents, and cash anticipated to be generated by operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 28, 2014, we had no amounts drawn under our Revolving Credit Facility and $106.8 million of cash and cash equivalents.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

	Successor	Successor	Successor	Predecessor
	Fiscal Year Ended December 28, 2014	Fiscal Year Ended December 29, 2013	46 Days Ended December 30, 2012	318 Days Ended November 14, 2012

(dollars in thousands)
Cash and cash equivalents at end of period	$106,847	$53,699	$35,987	$92,676
Cash provided by (used in) operating activities	125,337	107,517	(9,772)	16,612
Cash used in investing activities	(117,370)	(55,319)	(633,718)	(17,489)
Cash provided by (used in) financing activities	45,181	(34,486)	679,477	21,091

Fiscal Year 2014 Compared to Fiscal Year 2013

Operating Activities

        Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

        Cash provided by operating activities for fiscal year 2014 increased $17.8 million to $125.3 million as compared to $107.5 million for fiscal year 2013. This increase is primarily attributable to higher net income and improved working capital including lower cash interest payments partially offset by higher cash pension contributions. During fiscal year 2014, we made cash interest payments of $41.3 million and cash pension contributions of $10.8 million, as compared to cash interest payments of $45.5 million and cash pension contributions of $7.7 million during fiscal year 2013.

Investing Activities

        Cash used in investing activities increased $62.1 million to $117.4 million for fiscal year 2014 as compared to $55.3 million in fiscal year 2013. This increase is primarily attributable to a $62.3 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format.

Financing Activities

        Cash provided by financing activities increased $79.7 million to cash provided of $45.2 million for fiscal year 2014, as compared to cash used of $34.5 million for fiscal year 2013. This increase is primarily attributable to the $168.3 million net proceeds received from our IPO, partially offset by a $110.7 million increase in net payments on our Term Loan Facility. The increase in net payments on our Term Loan Facility was partially offset by cash used for employee withholding taxes related to the net settlement of an option exercise in fiscal year 2014.

        At December 28, 2014, we had cash and cash equivalents of $106.8 million, stockholders' equity of $517.2 million and debt, net of debt discount, of $588.1 million. At December 28, 2014 we had working capital of $116.7 million as compared to $69.0 million at December 29, 2013. This increase in working capital was primarily due to an increase in cash and cash equivalents as a result of our IPO.

Fiscal Year 2013 (Successor) Compared to the Periods November 15-December 30, 2012 (Successor) and January 2-November 14, 2012 (Predecessor)

Operating Activities

        Cash provided by operating activities from continuing operations for fiscal year 2013 was $107.5 million as compared to cash provided by operating activities of $16.6 million in the 2012 Predecessor period and cash used in operating activities of $9.8 million in the 2012 Successor period. The change in cash provided or used by operating activities is largely due to $7.7 million in pension contributions made in fiscal year 2013 as compared to $9.0 million in the 2012 Predecessor period and $0 million in the 2012 Successor period. In addition, we made $12.7 million in income tax payments during fiscal year 2013 as compared to $54.7 million in the 2012 Predecessor period and $0 million in the 2012 Successor period.

Investing Activities

        Cash used in investing activities from continuing operations was $55.3 million in fiscal year 2013 as compared to $17.5 million in the 2012 Predecessor period and $633.7 million in the 2012 Successor period. Cash of $55.1 million for capital expenditures, including capitalized software, was used in fiscal year 2013. Cash of $46.8 million for capital expenditures, including capitalized software, was used in the 2012 Predecessor period, and $27.2 million in cash proceeds was received on the sale of twelve of our store properties. Cash used for investing activities in the 2012 Successor period was primarily attributable to a $631.8 million cash payment made, net of cash acquired, in connection with the Ares Acquisition, as well as $3.4 million for capital expenditures, including capitalized software.

Financing Activities

        Cash used in financing activities was $34.5 million in fiscal year 2013 as compared to cash provided by financing activities of $21.1 million in the 2012 Predecessor period and $679.5 million in the 2012 Successor period. The cash used in financing activities in fiscal year 2013 was primarily a result of the amendments to our Term Loan Facility and our incurrence of additional debt issuance costs, as well as contingent consideration payments of $22.9 million related to the Ares Acquisition. Cash provided by financing activities in the 2012 Successor period included $687.3 million in net debt borrowings and $299.2 million received from issuances of our capital stock in connection with the Ares Acquisition, partially offset by the payment of $307.1 million in full satisfaction of Predecessor debt.

        At the end of fiscal year 2013, we had cash and cash equivalents of $53.7 million, stockholders' equity of $341.9 million and debt, net of debt discount, of $706.2 million. At the end of fiscal year 2013, we had working capital of $69.0 million as compared to $46.3 million at the end of fiscal year 2012. This increase in working capital is primarily due to our results of operations and the payment of $22.9 million of contingent consideration related to the Ares Acquisition.

Capital expenditure and other capital requirements

        Our primary uses of capital are to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated, conversion and remodeled stores, investment in our distribution network, investment in information systems hardware and capitalized software, as well as general working capital requirements.

        During fiscal year 2014, we opened 13 new Extra! stores, as well as one new Cash & Carry store. We opened five new Extra! stores during fiscal year 2013. We currently plan to open an additional 20 new Extra! stores and two new Cash & Carry stores in fiscal year 2015. Additionally, during 2015 we plan to relocate one Cash & Carry store. We estimate that the capital expenditure requirement for improvements and equipment for a new Extra! store averages $2.8 million. We estimate that the average capital expenditure requirement for a typical new Cash & Carry store is $1.1 million.

        During fiscal year 2014, we converted 14 legacy Smart & Final stores to our Extra! format and relocated two legacy Smart & Final stores to new Extra! locations. We plan to continue converting legacy Smart & Final stores to our Extra! format, including through relocations. In fiscal year 2015, we plan to relocate three legacy Smart & Final stores to new Extra! locations and convert six legacy Smart & Final stores to the Extra! format. We estimate that the average capital expenditure requirement for a typical Extra! conversion is $2.0 million.

        We also plan to continue investing in our legacy Smart & Final and older Extra! stores with store remodels. During fiscal year 2014, we remodeled four of our legacy Smart & Final stores. In fiscal year 2015, we plan to remodel two of our legacy Smart & Final stores. We estimate that the average capital expenditure requirement for a typical legacy Smart & Final format remodel is $0.8 million. During fiscal year 2014, we remodeled six of our older Extra! stores and plan to remodel seven older Extra! stores in fiscal year 2015. We estimate that the average capital expenditure requirement for a typical Extra! format remodel is $0.9 million.

        For fiscal year 2014, total capital expenditures, including property, plant and equipment and capitalized software, were $117.4 million. We estimate total capital expenditures to be $123 million for fiscal year 2015, net of tenant improvement allowances. However, our capital program plans are subject to change upon our further review and we cannot assure you that these estimates will be realized.

        We typically enter into lease arrangements for our store properties. From time to time we may purchase a property for an additional capital investment, depending on the property location and market value. Working capital investment related to a new store is approximately $0.3 million and primarily relates to inventory net of trade vendor accounts payable.

        We have various retirement plans which subject us to certain funding obligations. Our noncontributory defined benefit retirement plan covered substantially all of our full time employees prior to June 1, 2008. We froze the accruing of future benefits under this plan effective June 1, 2008, with the exception of approximately 450 hourly paid employees in our distribution and transportation operations. Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made cash contributions of $10.8 million in fiscal year 2014 and $7.7 million in fiscal year 2013. During fiscal year 2015, we plan to fund the total minimum required contribution of $7.3 million.

        We expect to fund our capital expenditures and other cash requirements with cash on hand, cash generated from operating activities and, if required, borrowings under our Revolving Credit Facility. We believe that our sources of funds are adequate to provide for our working capital, capital expenditures and debt service requirements for the foreseeable future, including investments made, and expenses incurred, in connection with opening new stores or converting or relocating existing stores in accordance with our growth strategy. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings or store conversions and relocations, sell assets, obtain additional debt or equity capital or refinance all or a portion of our outstanding debt. Alternatively, we may elect to pursue additional expansion opportunities that could require additional debt or equity financing. There can be no assurance that equity or debt financing would be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Credit Facilities

        We have two arrangements governing our material outstanding indebtedness: our Term Loan Facility and our Revolving Credit Facility.

        As of December 28, 2014, the aggregate principal balance of amounts outstanding under our Term Loan Facility was $594.9 million. The term loans incurred under our Term Loan Facility have a maturity date of November 15, 2019. There is no required quarterly amortization of the principal amount. Smart & Final Stores may prepay the Term Loans, in whole or in part, at any time, but must pay a premium of 1.00% of the principal amount so prepaid, subject to certain conditions. Mandatory prepayments are required in the amount of (i) the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility Collateral (as defined below), (ii) the net proceeds of the incurrence of indebtedness to the extent such indebtedness is not permitted under the terms of the Term Loan Facility and (iii) a percentage of annual "excess cash flow," as adjusted by voluntary prepayments.

        The Revolving Credit Facility provides for up to $150.0 million of borrowings (including up to $50.0 million for the issuance of letters of credit), subject to certain borrowing base limitations. Subject to certain conditions, we may increase the commitments under the Revolving Credit Facility by up to $100.0 million. The Revolving Credit Facility has a term of five years with a maturity date of November 15, 2017. As of December 28, 2014, we had no outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit were $26.6 million. After giving effect to such letters of credit, we had $123.4 million of availability under the Revolving Credit Facility as of December 28, 2014.

  Collateral

        All obligations under the Term Loan Facility are guaranteed by SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of Smart & Final Stores, Inc. ("Intermediate Holdings") and certain of its current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Term Loan Facility are secured by (x) a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, Smart & Final Stores LLC and Intermediate Holdings and the other guarantors (other than Revolving Credit Facility Collateral (as defined below)) and (y) a second-priority security interest in the Revolving Credit Facility Collateral.

        All obligations under the Revolving Credit Facility are guaranteed by Intermediate Holdings and certain of Intermediate Holdings' current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Revolving Credit Facility are secured by (i) a first-priority security interest in the accounts receivable, inventory, cash and cash equivalents, and related assets, of Smart & Final Stores LLC and Intermediate Holdings and the other guarantors (the "Revolving Credit Facility Collateral") and (ii) a second-priority security interest in substantially all of the other property and assets of, as well as the equity interests owned by, Smart & Final Stores LLC and Intermediate Holdings and the other guarantors.

  Covenants

        The Term Loan Facility has no financial maintenance covenants.

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when a covenant trigger event has occurred and is continuing. If such a covenant trigger event has occurred and is continuing, Smart & Final Stores is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. A covenant trigger event shall have occurred any time that availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10.0% of the line cap

(the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect) (the "Trigger Threshold"). Once commenced, a covenant trigger event shall be deemed to continue until such time as availability equals or exceeds the Trigger Threshold for 20 consecutive days. As of December 28, 2014, no trigger event has occurred.

Contractual Obligations

        The following table sets forth our future payments due by period of our contractual obligations as of December 28, 2014, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$594,907	$—	$—	$594,907	$—
Interest on long-term debt	173,617	39,034	64,212	70,371	—
Operating leases	934,981	92,499	174,683	146,298	521,501

Total contractual obligations	$1,703,505	$131,533	$238,895	$811,576	$521,501

        The primary changes in our contractual obligations as of December 28, 2014 as compared to our contractual obligations as of December 29, 2013 relate to (i) the repayment of borrowings of approximately $115.5 million under the Term Loan Facility, and (ii) additional operating leases entered into during fiscal year 2014 primarily related to our new store growth.

        The interest payments on our Term Loan Facility outstanding as of December 28, 2014 incorporate the effect of the interest rate swap, which effectively converts the variable rate of the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.5995% on a variable notional amount through March 29, 2018. See Note 5, Debt, and Note 6, Derivative Financial Instruments, for additional information on our interest requirements and interest rate swap contract.

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

Off Balance Sheet Arrangements

        As of December 28, 2014, we had no off-balance sheet arrangements.

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in our Cash & Carry operations. At the end of fiscal year 2014 and fiscal year 2013, there were approximately 172 and 165 union employees covered under this plan, respectively. Our employer contributions and corresponding pension expense for this plan was $1.3 million for fiscal year 2014 and $1.2 million for fiscal year 2013.

        We participate in this multi-employer pension plan pursuant to a collective bargaining agreement with the Western Conference of Teamsters (the "Teamsters Plan"). The Teamsters Plan provides and maintains retirement, death and termination benefits for employees in collective bargaining units represented by local unions affiliated with the Western Conference of Teamsters. The Teamsters Plan is subject to the provisions of ERISA, as amended.

        The Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955, pursuant to which the Teamsters Plan was established, provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised us that the minimum funding requirements of ERISA are being met as of January 1, 2014 (based on the most recent information available).

        As of January 1, 2014, the Teamsters Plan actuarial present value of accumulated plan benefits was $39,116.0 million and the actuarial value of assets for funding the standard account was $35,478.6 million, resulting in a funded percentage of 90.7%. The Teamsters Plan covered approximately 546,000 participants as of December 31, 2013. Approximately 1,520 employers participate in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2013 totaled $1,431.1 million.

Impact of Inflation

        Our primary costs, merchandise and labor, as well as utility and transportation costs are affected by a number of factors that are beyond our control, including inflation and deflation. Inflation and deflation in the price of merchandise we sell, as well as fuel and other commodities employed in the course of our business, may periodically affect our sales and gross margin. As is common practice within the food industry, we have generally been able to manage the short-term impact of inflation and deflation and maintain margins by adjusting selling prices and through procurement and supply chain efficiencies. Food inflation and deflation is affected by a variety of factors and our determination of whether to pass on the effects of inflation or deflation to our customers is made in conjunction with our overall pricing and marketing strategies. Although we may experience periodic effects on sales, operating margins and gross margin as a result of changing prices, we do not expect the effect of inflation or deflation to have a material impact on our ability to execute our long-term business strategy.

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

Share-Based Compensation

        We account for share-based compensation in accordance with Accounting Standards Codification ("ASC") 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive (loss) income as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

        We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option's expected term and price volatility of the underlying stock.

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

        The assumptions referred to above represent management's best estimates. These estimates involve inherent uncertainties and the application of management's judgment. If these assumptions change and different factors are used, our share-based compensation expense could be materially different in the future.

        We recognize compensation cost for graded vesting awards as if they were granted in multiple awards. We believe the use of this "multiple award" method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vests over various periods. Management also believes that this provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods.

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

        Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our Company's market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.

        If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, we are required to perform a second step, as this is an indication that the reporting unit's goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

        If the carrying amount of a reporting unit's goodwill exceeds its implied value, then an impairment of goodwill has occurred and we would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill.

        We evaluate our indefinite-lived intangible assets associated with trade names using a two-step approach. The first step screens for potential impairment by comparing the fair value of each trade name with its carrying value. The second step measures the amount of impairment. We determine the fair value of the indefinite-lived trade names using a "relief from royalty payments" methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value. In the periods presented, we did not recognize any indefinite-lived trade name impairment loss as a result of such evaluation.

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

Impairments of Long-Lived Assets

        In accordance with ASC 360, Property, Plant, and Equipment, ("ASC 360"), we assess review our long-lived assets, including property, plant and equipment and assets under capital leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores' operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

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

Self-Insurance

        We purchase third-party insurance for risks related to workers' compensation and general liability costs that exceed certain limits for each respective insurance program.

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

Retirement Benefit Plans and Postretirement Benefit Plans

        Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans' funded status as of our fiscal year end date.

        The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 9, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to our pension, supplemental executive retirement plan ("SERP") and postretirement benefit plan obligations and an increase in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Vendor Rebates and Other Allowances

        As a component of our consolidated procurement program and consistent with standard practices in the retail industry, we frequently enter into contracts with vendors that provide for payments of rebates or other allowances. These rebates and allowances are primarily comprised of volume or purchase-based incentives, advertising allowances and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs we incur for stocking, advertising, promoting and selling the vendor's products.

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

Recently Issued Accounting Pronouncements

        In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company does not expect that the adoption of ASU 2014-08 will have a material effect on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal years beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements.

        In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The standard provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the consolidated financial statements.

        In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The ASU provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

        In January 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the concept of extraordinary items. Under this new guidance, entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

Commodity Risk

        We are subject to volatility in food costs as a result of market risk associated with commodity prices. Although we typically are able to mitigate these cost increases, our ability to continue to do so, either in whole or in part, may be limited by the competitive environment we operate in.

Interest Rate Market Risk

        Based on our variable rate debt balance as of December 28, 2014, a 1% increase in interest rates would have increased our annual interest cost by approximately $1.6 million. There would be no impact if the interest rate would decrease 1% due to an interest rate floor that exists on the Term Loan Facility.

Foreign Currency Exchange Rate Market Risk

        We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $11.9 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.    Financial Statements and Supplementary Data.

Page
Report of Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets
As of December 28, 2014 and December 29, 2013(Successor)	71
Consolidated Statements of Operations and Comprehensive (Loss) Income
For the years ended December 28, 2014 and December 29, 2013(Successor), the period November 15, 2012 through December 30, 2012 (Successor), and the period January 2, 2012 through November 14, 2012 (Predecessor)	72
Consolidated Statements of Stockholders' Equity
For the years ended December 28, 2014 and December 29, 2013 (Successor), the period November 15, 2012 through December 30, 2012 (Successor) and the period January 2, 2012 through November 14, 2012 (Predecessor)	73
Consolidated Statements of Cash Flows
For the years ended December 28, 2014 and December 29, 2013 (Successor), the period November 15, 2012 through December 30, 2012 (Successor) and the period January 2, 2012 through November 14, 2012 (Predecessor)	74
Notes to Consolidated Financial Statements	75
Schedule I—Condensed Information of the Registrant	138
Schedule II—Valuation and Qualifying Accounts	142

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc.

        We have audited the accompanying consolidated balance sheets of Smart & Final Stores, Inc. and subsidiaries (the Successor) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended December 28, 2014 and December 29, 2013 and for the period November 15, 2012 through December 30, 2012, and the consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows of the accounting predecessor Smart & Final Holdings Corp. and subsidiaries (the Predecessor) for the period January 2, 2012 through November 14, 2012. Our audits also included the financial statement schedules listed in the index at item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Stores, Inc. and subsidiaries at December 28, 2014 and December 29, 2013, and the consolidated results of their operations and their cash flows for the years ended December 28, 2014 and December 29, 2013 and for the period November 15 through December 30, 2012 (representing the Successor), and for the period from January 2, 2012 through November 14, 2012 (representing the Predecessor), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, fairly present in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California
March 25, 2015

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Share Amounts)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$106,847	$53,699
Accounts receivable, less allowances of $787 and $766 at December 28, 2014 and December 29, 2013, respectively	23,666	19,453
Inventories	223,404	209,502
Prepaid expenses and other current assets	26,532	17,938
Deferred income taxes	22,419	20,747

Total current assets	402,868	321,339
Property, plant, and equipment:
Land	11,165	10,394
Buildings and improvements	23,938	20,441
Leasehold improvements	176,114	119,306
Fixtures and equipment	203,473	148,271
Construction in progress	7,344	5,541

	422,034	303,953
Less accumulated depreciation and amortization	115,350	59,961

	306,684	243,992
Capitalized software, net of accumulated amortization of $9,486 and $5,168 at December 28, 2014 and December 29, 2013, respectively	10,403	12,664
Other intangible assets, net	325,289	328,865
Goodwill	611,242	611,242
Deferred financing costs, net	5,894	8,272
Equity investment in joint venture	11,924	10,948
Other assets	54,988	62,219

Total assets	$1,729,292	$1,599,541

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$184,897	$153,644
Accrued salaries and wages	28,582	22,337
Accrued expenses	72,667	69,174
Current portion of long-term debt	—	7,200

Total current liabilities	286,146	252,355
Long-term debt, less current portion and debt discount	588,117	698,991
Deferred income taxes	125,673	151,232
Postretirement and postemployment benefits	127,004	84,155
Other long-term liabilities	85,144	70,949
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.001 par value;
Authorized shares—340,000,000
Issued and outstanding shares—73,755,388 and 57,171,190 at December 28, 2014 and December 29, 2013, respectively	74	57
Additional paid-in capital	489,550	311,935
Retained earnings (deficit)	32,001	(1,117)
Accumulated other comprehensive (loss) income	(4,417)	30,984

Total stockholders' equity	517,208	341,859

Total liabilities and stockholders' equity	$1,729,292	$1,599,541

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Share and Per Share Amounts)

	Successor	Successor	Successor	Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
Net sales	$3,534,244	$3,210,293	$378,550	$2,664,162
Cost of sales, buying and occupancy	3,006,955	2,736,357	333,787	2,265,154

Gross margin	527,289	473,936	44,763	399,008
Operating and administrative expenses	438,528	387,133	51,727	355,681
(Income) loss on property sales	—	—	(5)	8,818

Income (loss) from operations	88,761	86,803	(6,959)	34,509
Interest expense, net	37,602	50,365	7,133	20,761
Loss on early extinguishment of debt	(2,224)	(24,487)	—	—
Equity in earnings of joint venture	1,037	1,649	—	820

Income (loss) before income taxes	49,972	13,600	(14,092)	14,568
Income tax (provision) benefit	(16,854)	(5,429)	4,804	(244)

Net income (loss)	$33,118	$8,171	$(9,288)	$14,324

Basic earnings (loss) per share	$0.54	$0.14	$(0.16)	$1.07
Diluted earnings (loss) per share	$0.52	$0.14	$(0.16)	$1.03
Weighted average shares outstanding:
Basic	61,455,584	57,030,099	56,848,190	13,363,635
Diluted	63,841,118	59,387,487	56,848,190	13,927,566
Comprehensive income:
Net income (loss)	$33,118	$8,171	$(9,288)	$14,324
Minimum pension, SERP and postretirement benefit plan obligation adjustment, net of tax of $(21,744), $15,066, $4,029 and $(421), respectively	(32,480)	22,505	6,019	(628)
Derivative instruments:
(Loss) gain, net of tax of $(1,670) and $1,932, respectively	(2,504)	2,898	—	—
Reclassification adjustments, net of tax of $6 and $(12), respectively	9	(18)	—	—
Foreign currency translation	(426)	(420)	—	1,819

Other comprehensive (loss) income	(35,401)	24,965	6,019	1,191

Comprehensive (loss) income	$(2,283)	$33,136	$(3,269)	$15,515

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars in Thousands, Except Share Amounts)

	Common Stock
					Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Predecessor
Balance at January 1, 2012	13,362,665	$134	$351,708	$(55,399)	$(47,864)	$248,579
Share-based compensation	—	—	7,171	—	—	7,171
Tax benefit from exercise of stock options	—	—	15,801	—	—	15,801
Stock option exercised	1,880	—	10	—	—	10
Net income	—	—	—	14,324	—	14,324
Other comprehensive income	—	—	—	—	1,191	1,191

Balance at November 14, 2012 (prior to Ares Acquisition)	13,364,545	$134	$374,690	$(41,075)	$(46,673)	$287,076

Successor
Issuance of common stock	56,848,190	$57	$299,144	$—	$—	$299,201
Successor options awarded in exchange for						—
Predecessor options	—	—	11,091	—	—	11,091
Net loss	—	—	—	(9,288)	—	(9,288)
Other comprehensive income	—	—	—	—	6,019	6,019

Balance at December 30, 2012	56,848,190	57	310,235	(9,288)	6,019	307,023
Issuance of common stock	323,000	—	1,700	—	—	1,700
Net income	—	—	—	8,171	—	8,171
Other comprehensive income	—	—	—	—	24,965	24,965

Balance at December 29, 2013	57,171,190	57	311,935	(1,117)	30,984	341,859
Issuance of common stock in IPO, net of issuance costs of $5,368	15,467,500	15	167,697	—	—	167,712
Issuance of common stock, other	9,500	—	79	—	—	79
Issuance of restricted stock awards	681,028	1	(1)	—	—	—
Share-based compensation	—	—	11,329	—	—	11,329
Excess tax benefit for exercise of stock options	—	—	728	—	—	728
Stock option exercise, net of 498,560 shares net settled	426,170	1	(2,217)	—	—	(2,216)
Net income	—	—	—	33,118	—	33,118
Other comprehensive loss	—	—		—	(35,401)	(35,401)

Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Successor	Successor	Successor	Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
Operating activities
Net income (loss)	$33,118	$8,171	$(9,288)	$14,324
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	35,565	33,414	4,043	21,381
Amortization	28,629	27,345	11,910	22,664
Amortization of deferred financing costs and debt discount	3,275	4,465	518	1,997
Share-based compensation	11,329	—	—	7,481
Excess tax benefits related to share-based payments	(728)	—	—	(21,402)
Deferred income taxes	(3,826)	(1,258)	(5,246)	(10,508)
Equity in earnings of joint venture	(1,037)	(1,649)	—	(820)
(Gain) loss on disposal of property, plant, and equipment	(30)	75	(1)	8,773
Asset impairment	988	1,105	23	544
Loss on early extinguishment of debt	2,224	24,487	—	—
Dividend from joint venture	—	577	—	11,624
Changes in operating assets and liabilities:
Accounts receivable, net	(2,931)	(1,755)	397	(884)
Inventories	(13,902)	(14,099)	11,412	(16,539)
Prepaid expenses and other assets	(8,074)	6,218	(807)	(20,512)
Accounts payable	31,253	20,067	(11,401)	12,301
Accrued salaries and wages	6,245	(3,112)	2,325	(6,985)
Other accrued liabilities	3,239	3,466	(13,657)	(6,827)

Net cash provided by (used in) operating activities	125,337	107,517	(9,772)	16,612
Investing activities
Acquisition of SFHC, net of cash acquired	—	—	(631,773)	—
Purchases of property, plant, and equipment	(114,933)	(52,884)	(3,302)	(44,201)
Proceeds from disposal of property, plant, and equipment	95	85	1,383	27,209
Investment in capitalized software	(2,466)	(2,209)	(124)	(2,578)
Change in restricted cash	—	—	—	4,951
Purchase of intangible asset	(100)	—	—	—
Other	34	(311)	98	(2,870)

Net cash used in investing activities	(117,370)	(55,319)	(633,718)	(17,489)
Financing activities
Borrowings on bank line of credit	—	5,000	10,000	12,000
Issuance of bank debt, net of issuance costs	—	188,985	702,508	—
Issuance of common stock in IPO	173,080	—	—	—
Issuance of common stock, other	79	1,700	299,201	—
Proceeds from exercise of stock options	450	—	—	—
Payment of minimum withholding taxes on net share settlement of stock option exercise	(2,667)	—	—	—
Fees paid in conjunction with debt financing	(315)	(1,073)	(17,179)	(311)
Payments on bank line of credit	—	(7,000)	(8,000)	(12,000)
Payments on bank debt	(120,880)	(199,213)	(307,053)	—
Payments of IPO issuance costs	(5,046)	—	—	—
Excess tax benefits related to share-based payments	728	—	—	21,402
Contingent consideration related to acquisition of SFHC	(248)	(22,885)	—	—

Net cash provided by (used in) financing activities	45,181	(34,486)	679,477	21,091

Net increase in cash and cash equivalents	53,148	17,712	35,987	20,214
Cash and cash equivalents at beginning of period	53,699	35,987	—	72,462

Cash and cash equivalents at end of period	$106,847	$53,699	$35,987	$92,676

Cash paid during the period for:
Interest	$41,290	$45,547	$994	$18,144

Income taxes	$25,372	$12,718	$—	$54,655

Non-cash investing and financing activities
Software development costs incurred but not paid	$419	$49	$49	$10

Construction in progress costs incurred but not paid	$8,101	$3,366	$1,107	$1,987

Issuance costs incurred but not paid	$222	$—	$—	$—

Successor options awarded in exchange for Predecessor options	$—	$—	$11,091	$—

Other consideration payable for acquisition of SFHC	$2,359	$2,607	$25,522	$—

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 28, 2014

1. Description of Business and Basis of Presentation

Business

        Smart & Final Stores, Inc., a Delaware corporation ("SFSI" or the "Successor" and, collectively with its wholly owned subsidiaries, the "Company"), is engaged primarily in the business of selling fresh perishables and everyday grocery items, together with foodservice, packaging and janitorial products. The Company operates non-membership, warehouse-style stores offering products in a range of product sizes.

        Smart & Final Holdings Corp., a Delaware corporation ("SFHC" or the "Predecessor" and, collectively with its wholly owned subsidiaries, the "Predecessor Company"), together with its wholly owned consolidated subsidiaries, was formed in connection with the acquisition of the "Smart & Final" and "Cash & Carry" businesses through the purchase of the publicly traded stock of Smart & Final Inc. ("SFI") and the concurrent acquisition of SFI's majority stockholder Casino USA, Inc. ("Casino USA") on May 31, 2007. The principal acquiring entity in both the SFI acquisition and the Casino USA acquisition was an affiliate of Apollo Management, L.P. ("Apollo"). Together, the two acquisitions are referred to as the "Apollo Acquisition."

        Smart & Final Holdings, Inc. was formed in connection with the acquisition of the "Smart & Final" and "Cash & Carry" businesses through the purchase of all of the outstanding common stock of the Predecessor on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. ("Ares"), and the acquisition is referred to as the "Ares Acquisition." The Successor changed its name to Smart & Final Stores, Inc. on June 16, 2014.

        The Company operates non-membership warehouse-style grocery stores under the "Smart & Final" banner in California, Arizona, and Nevada. These stores are operated through the Company's principal subsidiary, Smart & Final Stores LLC, a California limited liability company and an indirect wholly owned subsidiary of SFSI ("Smart & Final Stores"), and other related entities. Beginning in 2008, the Company began opening an expanded Smart & Final store format named "Smart & Final Extra!" ("Extra!"). At December 28, 2014, the Company operated 201 stores, including 98 Extra! format stores, under the "Smart & Final" banner.

        The Company also operates non-membership warehouse-style grocery stores in Washington, Oregon, California, Idaho, and Nevada under the "Cash & Carry" banner. At December 28, 2014, the Company operated 53 "Cash & Carry" stores.

        The Company's wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("SF Mexico"), is a Mexican holding company that owns 50% of a joint venture. The other 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group which is also the owner of the Calimax grocery store chain in Mexico. At December 28, 2014, this joint venture operated 14 "Smart & Final" format stores in Northwestern Mexico, similar in concept to the Company's U.S. "Smart & Final" stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("SFDN").

        The Company's 50% joint venture interest is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal year-end is reported in the consolidated balance sheets under "Equity investment in joint venture." The carrying value of the investment as of December 28, 2014 and December 29, 2013 represents undistributed earnings of the joint venture and

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

1. Description of Business and Basis of Presentation (Continued)

an $8.0 million fair value purchase accounting adjustment recorded as a result of the Ares Acquisition. The "Retained earnings/deficit" on SFHI's consolidated balance sheets included earnings of SFDN of $1.0 million and $1.6 million at December 28, 2014 and December 29, 2013, respectively. As of December 30, 2012, SFDN has declared dividends of $15.4 million, representing earnings through 2011. Of the $15.4 million declared dividends, SFDN paid $0.6 million during the year ended December 29, 2013 and $11.6 million during the period January 2, 2012 through November 14, 2012. At the end of fiscal years 2014 and 2013, the Company revalued the dividend receivable due to exchange rate fluctuations and recorded exchange losses of $0.4 million and $0.1 million, respectively. The 2014, 2013 and 2012 undistributed earnings are considered retained indefinitely for reinvestment and, accordingly, no provision is made for U.S. federal and state income taxes and foreign income taxes. See Note 10, Income Taxes.

Initial Public Offering

        On September 29, 2014, SFSI completed its initial public offering (the "IPO"), pursuant to which it sold an aggregate of 15,467,500 shares (after giving effect to the underwriters' exercise in full of their option to purchase additional shares) of common stock, par value $0.001 per share ("Common Stock"), at a price of $12.00 per share. The Company received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. See Note 17, Stockholders' Equity.

Basis of Presentation

        The accompanying consolidated financial statements present the financial position, and results of operations and cash flows of SFSI as of December 28, 2014 and December 29, 2013, and for the years ended December 28, 2014 and December 29, 2013, and the period November 15, 2012 through December 30, 2012. The consolidated financial statements present results of operations and cash flows of the Predecessor Company for the period January 2, 2012 through November 14, 2012. The consolidated financial statements for all predecessor periods have been prepared using the historical basis of accounting for the Predecessor Company. As a result of the Ares Acquisition and the associated purchase accounting, the consolidated financial statements of the Successor are not comparable to periods preceding the Ares Acquisition.

        The consolidated financial statements include the accounts of the Company and the Predecessor Company in accordance with U.S. GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.

        On September 19, 2014, SFSI's board of directors and stockholders approved a 190-for-one stock split of Common Stock. The accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements as of December 28, 2014 and December 29, 2013, and for the years ended December 28, 2014 and December 29, 2013, and the period November 15, 2012

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

through December 30, 2012, represent the Successor. The consolidated financial statements for the period January 2, 2012 through November 14, 2012, represent the Predecessor.

Fiscal Years

        The Company's fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Fiscal years 2014, 2013, and 2012 ended on December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Each fiscal year consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents. The amounts due from banks for these transactions classified as cash equivalents totaled $17.2 million and $15.4 million as of December 28, 2014 and December 29, 2013, respectively. The carrying amount of cash equivalents is approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

        Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from SFDN, and other items. The receivable from SFDN primarily relates to billings for the shipment of inventory product to SFDN. The following table sets forth the major components of accounts receivable for each fiscal year-end (in thousands):

	December 28, 2014	December 29, 2013
Trade	$3,476	$3,608
Vendor	11,651	7,941
SFDN	1,582	1,907
Other	6,957	5,997

Total	$23,666	$19,453

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

        The Company is exposed to credit risk on trade accounts receivable. The Company provides credit to certain trade customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

customers comprising the Company's customer base. The Company currently believes the allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates FIFO) or market. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results. The Company had reserves for inventory losses and slow-moving inventory totaling $6.2 million and $5.8 million as of December 28, 2014 and December 29, 2013, respectively.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable and other current assets. As of December 28, 2014 and December 29, 2013, prepaid expenses and other current assets included $10.7 million and $5.0 million of income taxes receivable, respectively.

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

        Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive (loss) income.

        Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites of $2.6 million and $2.0 million at December 28, 2014 and December 29, 2013, respectively. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

        In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"), the Company reviews its long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores' operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 7, Fair Value Measurements. As a result of such reviews, the Successor and the Predecessor, as applicable, recorded a pre-tax impairment loss of $0.6 million, $0.8 million, and $0.5 million for the years ended December 28, 2014 and December 29, 2013 and the period January 2, 2012 through November 14, 2012, respectively. No impairment loss was recorded for the period November 15, 2012 through December 30, 2012. The impairment losses were reported within "Operating and administrative expenses" on the Successor's and the Predecessor's consolidated statements of operations and comprehensive (loss) income.

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

        Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value. As a result of such reviews, the Company recorded a pre-tax impairment loss of $0.3 million for both of the years ended December 28, 2014 and December 29, 2013, which was reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income. The Company did not report any impairment loss during the periods in 2012.

Goodwill and Intangible Assets

        In connection with the Ares Acquisition, the intangible assets were adjusted and recorded at fair market value in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The following

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

table summarizes the components of other intangible assets, net at December 28, 2014 and December 29, 2013, respectively (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
December 28, 2014
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(7,105)	59,995
Non-compete agreement	1,000	(706)	294

Total finite-lived intangible assets	68,100	(7,811)	60,289

Total intangible assets	$333,100	$(7,811)	$325,289

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
December 29, 2013
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,000	(3,761)	63,239
Non-compete agreement	1,000	(374)	626

Total finite-lived intangible assets	68,000	(4,135)	63,865

Total intangible assets	$333,000	$(4,135)	$328,865

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

        During the fiscal year ended December 28, 2014, the Company acquired the Sun Harvest trademark. A fee incurred to acquire the trademark of $0.1 million was capitalized as Signature brands and is amortized over a term of 5 years.

        Signature brands, leasehold interests and the non-compete agreement are amortized on a straight-line basis. Amortization expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income was

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

$3.2 million, $2.7 million, $0.3 million and $2.3 million for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, respectively.

        Amortization of the finite-lived intangible assets over the next five fiscal years is as follows (in thousands):

2015	$3,717
2016	3,358
2017	3,358
2018	3,358
2019	3,353
Thereafter	43,145

$60,289

        In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual evaluation of impairment for fiscal 2014 was performed as of November 30, 2014. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied value, then an impairment of goodwill has occurred and the Company would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill. For the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, the Company did not recognize any goodwill impairment loss as a result of such value evaluation.

        The Company evaluates its indefinite-lived intangible assets associated with trade names by comparing the fair value of each trade name with its carrying value. The Company determines the fair value of the indefinite-lived trade names using a "relief from royalty payments" methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value. For the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, the Company did not recognize any indefinite-lived trade name impairment loss as a result of such evaluation.

        Finite-lived intangible assets, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

of the finite-lived intangible asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the finite-lived intangible asset is less than the carrying value. The Company did not report any impairment loss as a result of such reviews during any of the periods presented.

Purchase Accounting

        Under ASC 805, the Company's assets and liabilities have been accounted for at their estimated fair values as of the date of the Ares Acquisition. The aggregate purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon an assessment of their relative fair value as of the closing date of the Ares Acquisition. These estimates of fair values, the allocation of the purchase price and other factors related to the accounting for the Ares Acquisition are subject to significant judgments and the use of estimates. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

        For the Ares Acquisition, the excess of the purchase price over the sum of the amounts assigned to the tangible and intangible net assets acquired of $611.2 million was recorded as goodwill.

        The intangible assets recorded related to the Ares Acquisition are not expected to be deductible for tax purposes as the acquisition of the Predecessor was a stock purchase.

Other Assets

        Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 9, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), liquor licenses and other miscellaneous assets. As of December 28, 2014 and December 29, 2013, other assets included a dividend receivable from SFDN to SF Mexico of $2.8 million and $3.2 million, respectively.

Accounts Payable

        The Company's banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts were $38.5 million and $34.6 million at December 28, 2014 and December 29, 2013, respectively, and are included in "Accounts payable" in the consolidated balance sheets.

Other Long-Term Liabilities

        Other long-term liabilities include primarily general liabilities, workers' compensation liabilities, liabilities for deferred compensation plan, leasehold interests and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. At November 15, 2012, the fair value of the lease obligations was $9.8 million. As of December 28, 2014 and December 29, 2013, leasehold interests of $8.2 million and $8.7 million, net of accumulated amortization of $1.6 million and $1.1 million, respectively, are included in other long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods. The weighted-average amortization period is 14 years.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive (Loss) Income

        The Company presents data in the consolidated statements of stockholders' equity in accordance with ASC 220, Comprehensive Income ("ASC 220"). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. See Note 14, Accumulated Other Comprehensive (Loss) Income.

Lease Accounting

        Certain of the Company's operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are charged to expense on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. ASC 410, Asset Retirement and Environmental Obligations ("ASC 410"), requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of the Company's business, its asset retirement obligation with respect to owned or leased properties is not significant.

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

Share-Based Compensation

        The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive income as compensation expense based on the fair value of an award over its requisite service period, taking into consideration estimated forfeiture rates.

        Under the fair value recognition provisions of ASC 718, the Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award's vesting period. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company's forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

        The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this "multiple award" method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods.

        With certain exceptions, stock options granted after the Ares Acquisition and prior to the closing of the IPO gave the Company repurchase rights. As a result of the Company's ability to exercise such repurchase rights and the underlying provisions of such repurchase rights, the Company did not record any share-based compensation expense related to these grants prior to the closing of the IPO. See Note 13, Share-based Compensation.

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

Revenue Recognition

        Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the consolidated statements of operations and comprehensive (loss) income on a net basis and, accordingly, are excluded from reported revenues.

        Proceeds from the sale of the Company's Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Smart & Final gift cards do not have an expiration date. The Company has not recorded any unredeemed gift card revenue or breakage related to its gift card program.

Cost of Sales, Buying and Occupancy

        The major categories of costs included in cost of sales, buying and occupancy are cost of goods, distribution costs, costs of the Company's buying department and store occupancy costs, net of earned vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

Company's warehouses to its stores, and other costs of its distribution network. The Company does not exclude any portion of these costs from cost of sales.

Vendor Rebates and Other Allowances

        As a component of the Company's consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates or other allowances. As prescribed by ASC 605, Revenue Recognition ("ASC 605"), these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Operating and Administrative Expenses

        The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level, primarily labor and related fringe benefit costs, advertising and marketing costs, overhead costs and corporate office costs.

        The Company charges to expense the costs of advertising as incurred. Total advertising expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income was $32.0 million, $28.6 million, $3.6 million and $23.7 million for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). In accordance with ASC 740, the Company recognizes deferred tax assets and liabilities based on the liability method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. ASC 740 prescribes the recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. ASC 740 requires the Company to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized. Additionally, ASC 740 provides guidance on recognition measurement, derecognition, classification, related interest and penalties, accounting in interim periods, disclosure and transition.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translations

        The Company's joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture's assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year. Foreign exchange translation adjustments are included in "Accumulated other comprehensive (loss) income," which is reflected as a separate component of stockholders' equity, in the consolidated balance sheets.

Derivative Financial Instruments

        The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires every derivative instrument to be recorded in the Company's consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in "Accumulated other comprehensive (loss) income" in the consolidated statements of stockholders' equity and recognized in the consolidated statements of operations and comprehensive (loss) income when the hedged items affect earnings. See Note 6, Derivative Financial Instruments.

Debt Discount and Deferred Financing Costs

        Costs incurred in connection with the placement of long-term debt paid directly to the Company's lenders are treated as a debt discount. Costs incurred in connection with the placement of long-term debt paid to third parties are capitalized to deferred financing costs. Debt issuance costs are amortized to interest expense over the term of the related debt using the effective interest method.

        Debt issuance costs and fees paid to the lenders related to the Apollo Acquisition were recorded as a reduction to debt and were amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. Effective November 14, 2012, the remaining unamortized debt discount of $3.0 million was written off in accordance ASC 805 in connection with the Ares Acquisition. On November 15, 2012, debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At December 28, 2014 and December 29, 2013, the debt discount was $6.8 million and $9.6 million, respectively (net of accumulated amortization of $3.1 million and $1.7 million, respectively). See Note 5, Debt.

        Debt issuance costs and fees paid to parties other than the lenders related to the Apollo Acquisition had been capitalized and were amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. Effective November 14, 2012, the remaining unamortized deferred financing costs of $2.5 million were written off in accordance with ASC 805 in connection with the Ares Acquisition. On November 15, 2012, debt issuance costs and fees

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At December 28, 2014 and December 29, 2013, these deferred financing costs were $5.9 million and $8.3 million, respectively (net of accumulated amortization of $4.4 million and $2.7 million, respectively). These balances are included in "Deferred financing costs, net" in the consolidated balance sheets.

Self-Insurance

        The Company purchases third-party insurance for workers' compensation and general liability costs that exceed certain limits for each respective insurance program. The Company is responsible for the payment of claims in amounts less than these insured excess limits and establishes estimated accruals for its insurance programs based on available claims data, historical trends and experience, and projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries and consultants, and the ultimate cost of these claims may vary from initial estimates and established accruals. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made.

        The accrued obligation for these self-insurance programs was approximately $33.7 million and $31.4 million as of December 28, 2014 and December 29, 2013, respectively. These balances are included in "Accrued expenses" and "Other long-term liabilities" in the consolidated balance sheets.

Fair Value of Financial Instruments

        The Company's financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, accounts receivable, derivatives, investments in affiliates, accounts payable, accrued expenses and long-term variable rate debt. The carrying amounts of cash and cash equivalents, accounts receivable, derivatives, equity investment in joint venture, accounts payable and accrued expenses approximate fair value.

        The Company's debt securities are not listed or traded on an established market. For the purpose of determining the fair value of the Company's first lien term loan facility (the "Term Loan Facility"), the administrative agent has provided to the debt holders valuations indicating the Term Loan Facility's carrying value approximates fair value.

        The Company's consolidated financial statements reflect its investment in Sprouts Farmers Market, Inc. ("Sprouts") through the Company's supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

        The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC 715, Compensation—Retirement Benefits ("ASC 715"). ASC 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan's benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive income (loss). See

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

Note 9, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations. ASC 715 also requires measurement of the funded status of a plan as of the Company's consolidated balance sheet dates.

Earnings (Loss) per Share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the fiscal period.

        Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive stock options.

Recently Adopted Accounting Pronouncements

        In March 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 requires a reporting entity that either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to release any cumulative translation adjustment into net income. ASU 2013-05 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-05 in fiscal year 2014 did not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU 2013-11 further states that to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability in the entity's financial statements and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013, and interim periods within those years, with early adoption permitted. The adoption of ASU 2013-11 in fiscal year 2014 did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in ASU 2014-08 change the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity's operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The Company does not expect that the adoption of ASU 2014-08 will have a material effect on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the fiscal years beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable).

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

2. Summary of Significant Accounting Policies (Continued)

Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company's consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items ("ASU 2015-01"). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 will have a material effect on the Company's consolidated financial statements.

3. Apollo Acquisition Restructuring Reserves

        Upon consummation of the Apollo Acquisition, new management of the Predecessor initiated various strategic initiative plans, including (a) a review of the Predecessor's portfolio of operating stores and stores in development (the "Store Program"), (b) a corporate cost reduction program (the "Corporate Program"), and (c) a restructuring of the Predecessor's retirement benefit plans. A liability in the amount of $13.2 million was recorded for estimated costs to be incurred in connection with the Predecessor's exit from certain operating stores or store properties in development related to the Store Program and a liability in the amount of $1.0 million was recorded for estimated costs associated with the involuntary termination of designated employees, excluding the Predecessor's former chief executive officer, related to the Corporate Program. These costs were included in the acquisition cost allocation of the Apollo Acquisition. For the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, the reserves related to the Store Program were increased by $0.3 million, $1.2 million, $53,000 and $0.3 million, respectively, which are included in "Operating and administrative expenses" in the consolidated statements of operations and comprehensive (loss) income. As of December 28, 2014, there was no remaining reserve balance related to the Corporate Program.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

3. Apollo Acquisition Restructuring Reserves (Continued)

        The following table summarizes the activity for the Store Program through each period-end (in thousands):

Balance as of January 1, 2012	$2,033
Adjustments to reserve included in net income for the period	261
Lease termination costs paid	(383)

Balance as of November 14, 2012	1,911
Adjustments to reserve included in net loss for the period	53
Lease termination costs paid	(78)

Balance as of December 30, 2012	1,886
Adjustments to reserve included in net income for the period	1,177
Lease termination costs paid	(462)

Balance as of December 29, 2013	2,601
Adjustments to reserve included in net income for the period	265
Lease termination costs paid	(598)

Balance as of December 28, 2014	$2,268

4. Ares Acquisition

        On November 15, 2012, pursuant to the Purchase and Sale Agreement (the "Acquisition Agreement") dated as of October 9, 2012, among the stockholders of the Predecessor (the "Sellers") and affiliates of Ares (the "Buyers"), the Ares Acquisition was consummated. Upon completion of the Ares Acquisition, each share of common stock of the Predecessor was cancelled and converted into the right to receive cash for aggregate cash consideration of approximately $669.5 million. In addition, payments in satisfaction of Predecessor stock options aggregated $54.2 million.

        The Ares Acquisition was financed by:

  •
  Borrowings consisting of (i) a $525.0 million, 7-year Term Loan Facility; (ii) a $195.0 million, 8-year second lien term loan credit facility (the "Second Lien Term Loan Facility"); (iii) a $150.0 million, 5-year asset-based revolving credit facility (the "Revolving Credit Facility"), which was drawn for $10.0 million at closing of the Ares Acquisition, (see Note 5, Debt); and

  •
  Equity investment of $290.0 million from affiliates of Ares, $9.2 million from certain management employees of the Predecessor and $10.9 million from the management equity rollover.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

4. Ares Acquisition (Continued)

        The aggregate consideration for the Ares Acquisition was as follows (in thousands):

Purchase of Predecessor common shares	$669,456
Payment on Predecessor stock options (inclusive of employer payroll taxes)	54,993
Less cash acquired	(92,676)

Cash consideration	631,773
Working capital adjustment	6,231
Tax consideration	19,291
Value of management equity rollover	11,091

Total fair value of net assets acquired	$668,386

        In contemplation of the sale of the Predecessor, the Predecessor Company engaged financial, legal and other advisors to assist in the review of the Predecessor Company's strategic alternatives. The costs associated with the assessment of strategic alternatives and transaction costs incurred in conjunction with the Ares Acquisition included in the consolidated statements of operations and comprehensive (loss) income were $23.9 million for the period January 2, 2012 through November 14, 2012.

        The cash consideration paid at the closing of the Ares Acquisition was based in part on an estimated closing working capital as of the closing date of November 15, 2012 (the "Closing Date"). The Acquisition Agreement provided for a purchase price adjustment based upon a final closing working capital statement to be prepared after the Closing Date, which would be subject to the review and agreement of both the Sellers and the Buyers. As of December 29, 2013, the Sellers and Buyers reached agreement on the final calculation of the closing working capital statement resulting in a working capital adjustment to purchase price of $6.4 million, or $2.5 million greater than the estimated working capital adjustment. As such, the purchase price was increased by $2.5 million. Accordingly, the Company's prior year consolidated balance sheets and consolidated statements of cash flows have been restated to reflect the change in the purchase price. During the year ended December 29, 2013, the Company made additional payments of $6.2 million to the Sellers and increased the value of management equity rollover by $0.2 million. The allocation of the purchase price is final.

        The Acquisition Agreement further provided that any income tax refunds or credits actually received by the Company relating to the Predecessor Company tax periods or any benefit of any overpayment of income taxes relating to the Predecessor Company tax periods that is applied to a Successor taxable period would inure to the benefit of the Sellers. The Company estimated an income tax refund receivable in the amount of $17.3 million related to the Predecessor tax periods, which was reflected on the Company's consolidated balance sheet as of December 30, 2012. The Company recorded a corresponding payable of $17.3 million to the Sellers. The estimated income tax refund receivable increased by $2.0 million in 2013 and the Company recorded a corresponding additional payable of $2.0 million to the Sellers. During the years ended December 28, 2014 and December 29, 2013, the Company paid a total of $0.2 million and $16.7 million, respectively, to the Sellers related to the Predecessor tax periods.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

4. Ares Acquisition (Continued)

Allocation of Purchase Price

        The Ares Acquisition was accounted for as a business combination in accordance with ASC 805 whereby the purchase price paid to effect the acquisition was assigned to the assets acquired and the liabilities assumed based on their fair values at the acquisition date. The determination of fair value included the consideration of various factors including quoted market prices, expected future cash flows, current replacement costs, market rate assumptions, and appropriate discount and growth rates.

        The following table below sets forth the fair values of the assets acquired and liabilities assumed (in thousands):

Ares Acquisition
Current assets, less cash acquired	$279,624
Property, plant, and equipment	248,944
Capitalized software	15,766
Finite-lived/amortizable intangible assets	68,000
Indefinite-lived trade names	265,000
Goodwill	611,242
Investment in SFDN	9,400
Other assets	46,277
Current liabilities	(251,661)
Debt	(304,074)
Deferred taxes	(135,865)
Other liabilities	(184,267)

$668,386

5. Debt

        Long-term debt at December 28, 2014 and December 29, 2013 is as follows (in thousands):

	December 28, 2014	December 29, 2013
Term Loan Facility, at 4.75% and 4.75%	$594,907	$715,788
Less:
Discount on debt issuance	(6,790)	(9,597)
Current portion of long-term debt	—	(7,200)

Total long-term debt, less current portion	$588,117	$698,991

        In conjunction with the Ares Acquisition, Smart & Final Stores LLC entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the first lien term loan facility (the "Term Loan Facility") and a second lien term loan facility (the "Second Lien Term Loan Facility") and an asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities").

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

5. Debt (Continued)

        The Term Loan Facility has a term of seven years and originally provided financing of up to a maximum of $525.0 million in term loans. At November 15, 2012, the Term Loan Facility was drawn to provide $525.0 million in gross proceeds as a part of the funding for the Ares Acquisition.

        All obligations under the Term Loan Facility are secured by (1) a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, Smart & Final Stores and SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of SFSI ("Intermediate Holdings"), and the other guarantors, with certain exceptions, and (2) a second-priority security interest in the Revolving Credit Facility collateral.

        Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores' option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the "Prime Rate," and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the "ABR Borrowings"). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. At both December 28, 2014 and December 29, 2013, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.75%.

        The Term Loan Facility contains a provision for quarterly amortization of principal in the amount of 0.25% of the aggregate principal amount of the term loans outstanding under the Term Loan Facility beginning March 31, 2013. The Term Loan Facility may be prepaid, in whole or in part, at any time but Smart & Final Stores must pay a prepayment premium of 1.00% of the principal amount of the term loans so prepaid if the prepayment occurs as a result of a repricing transaction and is effective prior to the first anniversary of the facility. Mandatory prepayments are required (i) in the amount of the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility collateral, and (ii) in the amount of certain excess cash flows, adjusted by any voluntary prepayments. The Term Loan Facility has no financial covenant requirements. The Term Loan Facility contains covenants that would restrict our ability to pay cash dividends.

        The Second Lien Term Loan Facility had a term of eight years and provided $195.0 million in gross proceeds at November 15, 2012.

        All obligations under the Second Lien Term Loan Facility were secured by (1) a second-priority security interest on all Term Loan Facility collateral and (2) a third-party security interest on the Revolving Credit Facility collateral.

        Borrowings under the Second Lien Term Loan Facility bore interest at an applicable margin of 8.25% plus, at Smart & Final Stores' option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the "Prime Rate," or (3) a LIBOR loan rate based on LIBOR plus 1.00%.

        The Second Lien Term Loan Facility could be prepaid, in whole or in part, at any time subject to a prepayment premium of 2.00% of the principal amount of the term loans so prepaid through the first

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

5. Debt (Continued)

anniversary of the facility and 1.00% of the principal amount of the term loans so prepaid from the first anniversary through the second anniversary of the facility. The Second Lien Term Loan Facility had no financial covenant requirements.

        During the second quarter of 2013, the Company amended the Term Loan Facility, reducing the ABR Borrowings applicable margin from 3.50% to 2.50%, reducing the Eurocurrency Borrowings applicable margin from 4.50% to 3.50% and reducing the Adjusted LIBOR floor rate from 1.25% to 1.00%. Additionally, the Company increased the size of the Term Loan Facility by $55.0 million through an incremental facility. The proceeds of this additional borrowing were used to reduce the amounts outstanding under the Second Lien Term Loan Facility by $55.0 million, reducing the outstanding balance to $140.0 million. Consequently, during the second quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $7.1 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $7.5 million of fees in connection with the amendment of the Term Loan Facility. Approximately $4.9 million of these fees were recorded as debt discount and are amortized over the term of the loan. Quarterly amortization of the principal amount increased to $1.5 million.

        During the fourth quarter of 2013, the Company amended the Term Loan Facility, increasing the ABR Borrowings applicable margin from 2.50% to 2.75%, increasing the Eurocurrency Borrowings applicable margin from 3.50% to 3.75%, and reducing the size of the incremental borrowing facilities that may be incurred without regard to leverage-based limitations from $125.0 million to $75.0 million (the "Second Amendment"). Under the Second Amendment, the Term Loan Facility may be prepaid, in whole or in part, at any time subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid if the prepayment occurs as a result of a repricing transaction and is effective within six months of the Second Amendment. Additionally, the Company increased the size of the Term Loan Facility by $140.0 million through an incremental facility. The proceeds of this borrowing were used to repay all amounts outstanding under the Second Lien Term Loan Facility, which was then terminated. Consequently, during the fourth quarter of 2013, the Company recorded a loss on the early extinguishment of debt of $17.3 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $4.8 million of fees in connection with the Second Amendment. Approximately $1.1 million of these fees were recorded as debt discount and approximately $0.7 million of these fees were recorded as deferred financing costs. They are both amortized over the term of the Term Loan Facility. Quarterly amortization of the principal amount increased to $1.8 million.

        On September 29, 2014, the Company used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the year ended December 28, 2014. Quarterly amortization of the principal amount is no longer required.

        During the years ended December 28, 2014 and December 29, 2013, the Company made principal amortization payments of $5.4 million and $4.2 million, respectively.

        The Revolving Credit Facility provides financing of up to $150 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

5. Debt (Continued)

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

        Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores' option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its "Prime Rate" and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At December 28, 2014 and December 29, 2013, the alternate base rate was 3.25% and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 3.50%. The calculated borrowing base of the Revolving Credit Facility was $156.3 million and $147.8 million at December 28, 2014 and December 29, 2013, respectively. As of December 28, 2014 and December 29, 2013, there was no balance outstanding under the Revolving Credit Facility.

        The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $26.6 million outstanding as of both December 28, 2014 and December 29, 2013. As of December 28, 2014 and December 29, 2013, the amount available for borrowing under the Revolving Credit Facility was $123.4 million and $121.2 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 28, 2014 and December 29, 2013 no trigger event had occurred.

        Aggregate future principal payments of the Company's debt are as follows (in thousands):

Fiscal Year:
2015	$—
2017	—
2017	—
2018	—
2019	594,907

Total	$594,907

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

6. Derivative Financial Instruments

        On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the "Swap") to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in "Interest expense, net" in the consolidated statements of operations and comprehensive (loss) income. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to "Accumulated other comprehensive (loss) income" in the consolidated statements of stockholders' equity.

        On May 30, 2013, the Company entered into an amendment to the Swap to change the fixed LIBOR component to 1.5995% and the floor rate to 1.00%.

        As of December 28, 2014 and December 29, 2013, the fair value carrying amount of the Company's interest rate swaps are recorded as follows (in thousands):

	December 28, 2014	December 29, 2013
Other assets	$3,082	$5,460
Accrued expenses	(2,426)	(629)

Total derivatives designated as hedging instruments	$656	$4,831

        The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI") and the amount of gain reclassified from AOCI into earnings for the year ended December 28, 2014 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(2,495)	$9

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

7. Fair Value Measurements

        The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), for its financial and nonfinancial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

        The Company's assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at December 28, 2014
Description	Total as of December 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$739	$739	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,633	2,633	—	—
Other assets—deferred compensation plan investment in Sprouts	5,893	5,893	—	—
Derivatives	657	—	657	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(14,105)	(5,893)	(8,212)	—

Total	$(4,183)	$3,372	$(7,555)	$—

        Level 1 Investments include money market funds of $0.7 million and market index funds of $2.6 million. The fair values of these funds are based on quoted market prices in an active market.

        Level 1 Prior to October 21, 2014 investments also included deferred compensation plan investments in an investment vehicle invested in Sprouts. The valuation of the investment vehicle was based on the underlying asset of the entity that traded in observable markets and was classified as Level 2. On October 21, 2014, all of the shares in this investment vehicle were distributed to its members. As of December 28, 2014 the fair value of the investment is based on quoted market prices in an active market and deferred compensation plan investments in Sprouts was reclassified from the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

7. Fair Value Measurements (Continued)

Level 2 category to the Level 1 category. As of December 28, 2014, deferred compensation plan investment in Sprouts was $5.9 million with the corresponding deferred compensation liabilities of $5.9 million.

        Level 2 Assets and liabilities include $8.2 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $0.7 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

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

        Level 2 Investments also include $11.9 million of deferred compensation plan investments in an investment vehicle invested in Sprouts. During the year ended December 29, 2013, the Company adjusted the fair market value of the investment vehicle to reflect the fair market value increase of $10.7 million. The valuation of the investment vehicle is based on the underlying asset of the entity that trades in observable markets. During the year ended December 29, 2013 the investment was reclassified from the Level 3 category as the underlying asset was a nonpublic entity prior to 2013 and as such, the valuation in prior periods was based on unobservable inputs.

        Certain assets are measured at fair value on a nonrecurring basis, which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

7. Fair Value Measurements (Continued)

certain circumstances (for example, when there is evidence of impairment). See Note 2, Summary of Significant Accounting Policies—Property, Plant and Equipment, Capitalized Software and Goodwill and Intangible Assets. The fair value measurements were determined using available market capitalization rates and public comparable store sales data at the measurement dates. The Company classifies the measurements as Level 3.

8. Lease Obligations

        The principal real and personal properties leased by the Company include store, office and warehouse buildings and delivery and computer equipment. As of December 28, 2014, of the Company's operating stores, 239 store properties are leased directly from third-party lessors and eight stores were on real property that is ground leased from third-party lessors. These leases had an average remaining lease term of approximately 8.3 years as of December 28, 2014. These leases generally contain renewal options, at the Company's election, and require the Company to pay costs such as real estate taxes and common area maintenance. Certain leases include rent escalation clauses or provide for rental payments in excess of the minimum based upon the store's sales levels.

        Lease expense for operating leases reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive (loss) income was $85.7 million, $78.2 million, $9.6 million and $60.5 million for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, respectively. All lease expenses were paid to third-party lessors.

        Aggregate minimum future lease payments for real property, including sale leaseback store properties, as well as equipment and other property at December 28, 2014, are as follows (in thousands):

Operating Leases
Fiscal Year:
2015	$92,499
2016	90,560
2017	84,123
2018	77,387
2019	68,911
Thereafter	521,501

Future minimum lease payments	$934,981

        During the fourth quarter of 2011, the Predecessor Company sold 39 store properties and one warehouse distribution facility to three different buyers. Concurrent with the sales, the Predecessor Company entered into 20-year operating leases with two options to extend the term for a period of 10 years each for three store properties sold, 20-year operating leases with six options to extend the term for a period of five years each for 36 store properties sold, and a 10-year operating lease with four options to extend the term for a period of five years each for one warehouse distribution facility sold. The Predecessor Company received proceeds of $230.3 million in connection with the sales. The

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

8. Lease Obligations (Continued)

carrying value of the properties sold was $195.2 million. The transactions were accounted for as sale and leaseback resulting in an immediate recognition of a $2.0 million loss on the transactions and the deferral of a $32.0 million gain, which was being amortized to rent expense over various non-cancelable lease terms. During the second quarter of 2012, three additional store properties were sold. Concurrent with the sales, the Predecessor Company entered into 25-year operating leases with five options to extend the term for a period of five years. The transactions were also accounted for as sale and leaseback resulting in the deferral of a $5.6 million gain, which was being amortized to rent expense over the lease terms. These leases require the Company to pay costs such as real estate taxes and repair and maintenance. Certain leases include rent escalation clauses.

        The deferred gain amortized and reported within "Cost of sales, buying and occupancy" on the Predecessor's consolidated statements of operations and comprehensive income (loss) was $1.7 million for the period January 2, 2012 through November 14, 2012. The remaining unamortized deferred gain of $35.9 million was written off in accordance with ASC 805 in connection with the Ares Acquisition.

        The future minimum lease payments under the terms of the related lease agreements at December 28, 2014, are as follows (in thousands):

Operating Leases
Fiscal Year:
2015	$17,255
2016	17,348
2017	17,441
2018	17,477
2019	17,611
Thereafter	195,666

Future minimum lease payments	$282,798

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

        The Company has a funded noncontributory qualified defined benefit retirement plan (the "Single-Employer Plan") that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the "Pension Participants") and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the "Frozen Pension Participants") effective June 1, 2008, with the exception of approximately 450 hourly paid employees in the Company's distribution and transportation operations who remain eligible for pension benefits under the prior terms (the "Active Pension Participants"). No new employees are eligible for participation in the Single Employer Plan after June 1, 2008, with the exception of new hires in the Company's eligible distribution and transportation operations. Frozen Pension Participants will continue to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan's retirement payment provisions. The Company funds the Single-Employer Plan with annual

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

contributions as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a measurement date of December 31 for the Single-Employer Plan. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, the Company modified the mortality assumptions used in determining its defined benefit retirement plan obligation as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to the Company's defined benefit retirement plan obligation and an increase in future related expense.

        As of December 28, 2014, the funded status of the accumulated benefit obligation was 63.6%. The Company expects to fund a minimum required contribution of $7.3 million during fiscal year 2015.

        The following tables set forth the changes in benefit obligation and plan assets of this plan for the periods below (in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Change in Benefit Obligation
Benefit obligation, beginning of period	$(165,796)	$(183,874)
Service cost	(1,099)	(1,311)
Interest cost	(8,480)	(7,973)
Actuarial (loss) gain	(43,059)	23,615
Benefits paid	4,218	3,747

Benefit obligation, end of period	$(214,216)	$(165,796)

	Fiscal Year 2014	Fiscal Year 2013
Change in Plan Assets
Fair value of plan assets, beginning of period	$123,039	$101,660
Actual return of plan assets, net of expenses	4,302	17,423
Employer contribution	10,760	7,703
Benefits paid	(4,218)	(3,747)

Fair value of plan assets, end of period	133,883	123,039

Funded status	(80,333)	(42,757)

Net amount recognized	$(80,333)	$(42,757)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Postretirement and postemployment benefits	$(80,333)	$(42,757)

Net amount recognized	$(80,333)	$(42,757)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive income consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Net actuarial (loss) gain	$(5,654)	$42,909

Accumulated other comprehensive (loss) income	$(5,654)	$42,909

        During 2015, no accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost.

        The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal year-end (dollar amounts in thousands):

	December 28, 2014	December 29, 2013
Projected benefit obligation	$214,216	$165,796
Accumulated benefit obligation	210,556	162,940
Fair value of plan assets	133,883	123,039
Fair value of plan assets as a percentage of the projected benefit obligation	62.5%	74.2%
Fair value of plan assets as a percentage of the accumulated benefit obligation	63.6	75.5

        The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive (loss) income for the periods indicated are as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Service cost component	$1,099	$1,311	$175	$864
Interest cost component	8,480	7,973	989	6,842
Expected return on plan assets	(9,105)	(7,523)	(919)	(5,947)
Amortization of net actuarial (gain) loss	(699)	—	—	1,106

Net periodic benefit cost	$(225)	$1,761	$245	$2,865

        As a result of the Predecessor Company freezing plan benefits for substantially all of the Pension Participants effective June 1, 2008, the amortization of the unrecognized net actuarial loss (in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets) has been amortized on a straight-line basis over the expected average future lifetime of inactive participants expected to benefit under the plan.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

	December 28, 2014	December 29, 2013
Discount rate	4.25%	5.15%
Rate of compensation increase	2.50	2.50

        The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated were as follows:

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Discount rate	5.15%	4.30%	4.10%	5.25%
Expected long-term return on plan assets	7.25	7.30	7.50	7.50
Rate of compensation increase	2.50	2.50	2.50	2.50

        The Company determines the expected long-term rate of return on plan assets based on an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run.

        Plan assets are managed by outside investment managers and rebalanced among managers periodically at the Company's direction to realign assets to the target allocation. The managers allocate assets to individual investments within guidelines specified by the Company. The Company's strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The plan asset allocation at the end of 2014 and 2013, and target allocation for 2015, in percentages, by asset category are as follows:

	Target Allocation 2015	December 28, 2014	December 29, 2013
Equity securities	60%	60%	64%
Debt securities	37	26	31
Cash and cash equivalents	3	14	5

Total	100%	100%	100%

        The following table summarizes plan assets measured at fair value on December 28, 2014 and December 29, 2013, respectively (in thousands):

December 28, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$79,995	$61,929	$18,066	$—
Debt securities(2)	35,467	17,527	17,495	445
Cash and cash equivalents(3)	18,421	18,271	150	—

Total	$133,883	$97,727	$35,711	$445

December 29, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$78,773	$57,423	$21,350	$—
Debt securities(2)	37,786	22,233	15,060	493
Cash and cash equivalents(3)	6,480	6,480	—	—

Total	$123,039	$86,136	$36,410	$493

(1)
Equity securities include U.S. and foreign exchange traded common and preferred stocks and mutual funds. Common and preferred shares issued by U.S. and non-U.S. corporations are traded actively on exchanges and price quotes for these shares are readily available. Holdings of corporate stock are categorized as Level 1 investments. The securities categorized as Level 2 investments are American Depository Receipts. While these securities are traded in an active market, the trustee uses several observable market based inputs, such as exchange rates, to obtain the pricing of the securities.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

(2)
Debt securities include the debt of the U.S. Treasury and U.S. and foreign corporate issuers. U.S. Treasury notes and bonds are actively traded and price quotes for these securities are readily available. Holdings of U.S. Treasury notes and bonds are categorized as Level 1 investments. Corporate bond securities of U.S. and foreign corporate issuers are valued by independent pricing sources using a variety of market sources and observed market movements. Holdings of U.S. and foreign corporate issuers debt securities are categorized as Level 2 investments. Infrequently traded corporate bonds and asset-backed securities, requiring valuation using observable as well as unobservable inputs, such as the estimation of the market manager for the security, are categorized as Level 3 investments.

(3)
Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income, cash held on account and a certificate of deposit. Cash held on account and short-term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments. The certificate of deposit, which is not traded in the secondary market, is categorized as Level 2 investment.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 30, 2013	$493
Actual return on plan assets:
Assets held at end of year	(16)
Assets sold during the year	—
Purchases, sales and settlements	(32)
Transfers in and/or out of Level 3	—

Ending balance at December 28, 2014	$445

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 30, 2012	$517
Actual return on plan assets:
Assets held at end of year	(12)
Assets sold during the year	—
Purchases, sales and settlements	(12)
Transfers in and/or out of Level 3	—

Ending balance at December 29, 2013	$493

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The Company seeks to maximize medium- to long-term returns of overall pension plan assets with reasonable levels of investment risk. One element of controlling overall investment risk is through diversification of asset allocation, among domestic and international equity and debt instruments. The plan's equity investments include foreign and domestic exchange traded equities across a range of industries and countries, but primarily in the domestic markets. The plan's debt securities are primarily invested in government and corporate issuers primarily in the domestic market.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2015	$5,373
2016	5,750
2017	6,076
2018	6,431
2019	6,948
2020 - 2024	41,621

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in its Cash & Carry operations. At December 28, 2014 and December 29, 2013, there were approximately 172 and 165 union employees covered under this plan, respectively. The Company's employer contributions and corresponding pension expense for this plan were $1.3 million, $1.2 million, $0.2 million and $1.0 million for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012 and the period January 2, 2012 through November 14, 2012, respectively.

        The multi-employer plan is the Western Conference of Teamsters Pension Plan (the "Teamsters Plan"), which was established pursuant to the Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955 ("Trust Agreement"). The Teamsters Plan (EIN 91-6145047; Plan Number 001) provides and maintains retirement, death and termination benefits for employees in collective bargaining units represented by local unions affiliated with the Western Conference of Teamsters. The Teamsters Plan is subject to the provisions of ERISA, as amended.

        The Trust Agreement provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised the Company that the minimum funding requirements of ERISA are being met as of January 1, 2014 (based on the most recent information available).

        As of January 1, 2014, the Teamsters Plan actuarial present value of accumulated plan benefits was $39,116.0 million and the actuarial value of assets for funding the standard account was $35,478.6 million, resulting in a funded percentage of 90.7%. The Teamsters Plan covered

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

approximately 546,000 participants as of December 31, 2013. Approximately 1,520 employers participate in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2013, aggregated $1,431.1 million.

Defined Contribution Plan

        The Company offers all qualified employees the opportunity to participate in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the "S&F Savings Plan") covers all of the Company's employees who have completed at least three months of service. The Company automatically enrolls newly eligible employees into the S&F Savings Plan at 3% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 100% of their eligible compensation, not exceeding $17,500 and $17,000 for participants under the age of 50 or $23,000 and $22,500 for employees at the age of 50 or over for 2014 and 2013, respectively. For Frozen Pension Participants, the Company matched 50% of each dollar contributed up to 6% of the participant's eligible compensation during 2014 and 2013. For Active Pension Participants, the Company matched 33% of each dollar contributed up to 6% of the participant's eligible compensation during 2014 and 2013. Contributions made to the S&F Savings Plan were $4.4 million, $3.9 million, $0.4 million and $3.2 million for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, respectively.

Deferred Compensation Plan

        The Company maintains a contributory, nonqualified deferred compensation plan which, for each year, permits key employees and members of our board of directors to elect to defer up to 100% of their compensation for such year until retirement. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants was $21.4 million and $22.4 million at December 28, 2014 and December 29, 2013, respectively, and is included in "Other long-term liabilities" in the Company's consolidated balance sheets. The Company has certain investments, including corporate-owned life insurance policies, which had a market value that offset the participant liabilities at each of these measurement dates.

Supplemental Executive Retirement Plan

        The Company maintains a noncontributory, nonqualified supplemental executive retirement plan (the "SERP"), which provides supplemental income payments for certain current and former corporate officers in retirement. The SERP contains provisions that provide for an acceleration of vesting in the event of a change in control. As a result of the Apollo Acquisition, all SERP participants employed by the Predecessor Company, except for one participant, became fully vested in their respective retirement benefits as of May 31, 2007. No new participants were added after this date, and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for plan participants who remained employed by the Company was frozen, and future service or compensation

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

increases will not adjust the SERP benefit amount. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, the Company modified the mortality assumptions used in determining its SERP obligation as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to the Company's SERP obligation and an increase in future related expense.

        The liability to SERP participants was $33.1 million and $29.9 million at December 28, 2014 and December 29, 2013, respectively, and is included in "Post-retirement and post-employment benefits" in the Company's consolidated balance sheets. The Company uses a measurement date of December 31 for the SERP. To provide partial funding for the SERP, the Company invests in corporate-owned life insurance policies. The cash surrender value of these policies was $19.7 million and $19.3 million at December 28, 2014 and December 29, 2013, respectively, and is included in "Other assets" in the Company's consolidated balance sheets.

        The following tables set forth the changes in benefit obligation and plan assets for each of the periods indicated (in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Benefit obligation, beginning of period	$(29,943)	$(33,201)
Interest cost	(1,200)	(992)
Actuarial (loss) gain	(3,906)	2,346
Benefits paid	1,904	1,904

Benefit obligation, end of period	(33,145)	(29,943)

Employer contribution	1,904	1,904
Benefits paid	(1,904)	(1,904)

Fair value of plan assets, end of period	—	—

Funded status	(33,145)	(29,943)
Unrecognized net actuarial loss (gain)	1,075	(2,831)

Accrued benefit cost	$(32,070)	$(32,774)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Other accrued liabilities	$(1,905)	$(1,905)
Postretirement and postemployment benefits	(31,240)	(28,038)

Net amount recognized	$(33,145)	$(29,943)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive (loss) income consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Net actuarial (loss) gain	$(1,075)	$2,831

Accumulated other comprehensive (loss) income	$(1,075)	$2,831

        During 2015, no accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost.

        The projected benefit obligation for this plan was $33.1million and $29.9 million at December 28, 2014 and December 29, 2013, respectively.

        The components included in the net periodic benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Interest cost component	$1,200	$992	$121	$1,001
Amortization of actuarial losses	—	—	—	409

Net periodic benefit cost	$1,200	$992	$121	$1,410

        The weighted-average assumptions used to determine benefit obligations at the fiscal year ends indicated are as follows:

	December 28, 2014	December 29, 2013
Discount rate	3.42%	4.14%
Rate of compensation increase	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated are as follows:

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Discount rate	4.14%	3.17%	3.02%	3.85%
Rate of compensation increase	N/A	N/A	N/A	N/A

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2015	$1,904
2016	1,920
2017	1,920
2018	1,993
2019	1,993
2020 - 2024	12,392

Postretirement and Postemployment Benefit Obligations

        The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for those benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants' contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar benefit based on years of service, applicable to current retirees. The Company uses a measurement date of December 31 for this health care plan. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, the Company modified the mortality assumptions used in determining its postretirement health care plan obligation as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to the Company's postretirement health care plan obligation and an increase in future related expense.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The reconciliation of benefit obligation and plan assets for 2014 and 2013 are aggregated as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Change in Benefit Obligation
Benefit obligation, beginning of period	$(13,854)	$(15,397)
Service cost	(314)	(334)
Interest cost	(652)	(597)
Plan participants' contributions	(419)	(377)
Actuarial (loss) gain	(1,690)	1,710
Benefits paid	1,105	1,141

Benefit obligation, end of period	(15,824)	(13,854)

Change in Plan Assets
Employer contribution	686	764
Plan participants' contributions	419	377
Benefits paid	(1,105)	(1,141)

Fair value of plan assets, end of period	—	—

Funded status	(15,824)	(13,854)

Net amount recognized	$(15,824)	$(13,854)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Other accrued liabilities	$(823)	$(905)
Postretirement and postemployment benefits	(15,001)	(12,949)

Net amount recognized	$(15,824)	$(13,854)

        Amounts before income tax effect recognized in accumulated other comprehensive (loss) income consist of the following (in thousands):

	December 28, 2014	December 29, 2013
Net actuarial gain	$123	$1,878

Accumulated other comprehensive income	$123	$1,878

        During 2015, no accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The components included in the postretirement benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Service cost component	$314	$334	$44	$229
Interest cost component	652	597	77	587
Prior service credit	—	—	—	(36)
Amortization of net actuarial gain	(65)	—	—	—

Net periodic benefit cost	$901	$931	$121	$780

        The weighted-average discount rate used to determine benefit obligations for this plan was 4.10% and 4.80% for the years ended December 28, 2014 and December 29, 2013, respectively.

        The weighted-average discount rate used to determine net periodic benefit cost was 4.80%, 4.00%, 3.90% and 5.05% for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012, respectively.

        For measurement purposes, the Company used the following assumptions in regard to health care cost trends:

	2014	2013	2012
Health care cost trend rate assumed for next year	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

        The annual rate of health care cost of covered claims is assumed to decrease by 0.5% per year until an ultimate trend rate of 5.00% is reached in 2020 and to remain at that level thereafter.

        The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components of net periodic expense	$5	$(7)
Effect on accumulated postretirement benefit obligation	$79	$(107)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

9. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2015	$784
2016	802
2017	832
2018	876
2019	917
2020 - 2024	4,893

10. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Employee benefits, including postretirement reserves	$36,008	$11,600
Net operating and capital loss carryforwards	8,782	11,183
Operating reserves and accruals	25,410	16,661
Inventories	3,130	3,025
Other	1,910	2,167

Total gross deferred tax assets	75,240	44,636
Valuation allowance	(1,014)	(1,014)

Total deferred tax assets	74,226	43,622
Deferred tax liabilities:
Depreciation and amortization	(42,716)	(37,317)
Intangible assets	(134,764)	(136,790)

Total deferred tax liabilities	(177,480)	(174,107)

Net deferred tax liabilities	$(103,254)	$(130,485)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

10. Income Taxes (Continued)

        The effective tax rate was 33.7% for the year ended December 28, 2014, 39.9% for the year ended December 29, 2013, 34.1% for the period November 15, 2012 through December 30, 2012 and 1.7% for the period January 2, 2012 through November 14, 2012. Reconciliation between the federal statutory income tax rate of 35% and the effective tax rate for each year is as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Income tax at federal statutory rate	$17,490	$4,760	$(4,932)	$5,099
Equity earnings not subject to U.S. tax	(363)	(577)	—	(287)
State income taxes, net of federal tax benefit	1,570	296	(539)	139
Federal tax credits	(692)	(484)	—	—
Foreign taxes, net of credits	134	3,158	10	(2,840)
Foreign dividend received	—	—	—	4,138
State EZ credits	(302)	(549)	—	(5,071)
Insurance cash surrender value	(296)	(767)	(66)	(612)
Transaction costs	—	—	722	—
Other items, net	(687)	(408)	1	(322)

Income taxes provision (benefit)	$16,854	$5,429	$(4,804)	$244

        The significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013	November 15 Through December 30, 2012	January 2 Through November 14, 2012
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
Federal	$17,350	$6,222	$328	$12,566
State	3,126	280	104	(1,927)
Foreign	204	185	10	113

	20,680	6,687	442	10,752
Deferred:
Federal	(2,650)	(588)	(4,313)	(4,846)
State	(1,176)	(538)	(933)	(5,082)
Valuation allowance	—	(132)	—	(580)

	(3,826)	(1,258)	(5,246)	(10,508)

Total income tax provision (benefit)	$16,854	$5,429	$(4,804)	$244

        At December 28, 2014, the Company had no federal net operating loss carryforwards, and approximately $57.0 million (gross) of net operating loss carryforwards for state income tax purposes,

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

10. Income Taxes (Continued)

which begin to expire in 2017. The Tax Reform Act of 1986 (the "Act") limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership. The Successor completed its acquisition of the Predecessor on November 15, 2012, which resulted in a stock ownership change as defined by the Act. This transaction resulted in limitations on the annual utilization of state net operating loss carryforwards. The Company believes that such limitation will have no impact on its deferred tax assets available under the Act. The income tax provision for the years ended December 28, 2014 and December 29, 2013, the period November 15, 2012 through December 30, 2012 and the period January 2, 2012 through November 14, 2012, reflects the usage of $32.0 million, $21.5 million, $2.7 million and $0 of net operating loss carryforwards (gross) for state income tax purposes.

        The total tax credits available were $6.6 million at December 28, 2014. These tax credits primarily include California state tax incentive programs designed to encourage employers hiring from targeted groups and foreign tax credits. The California state tax credits will begin to expire from 2023 onward. Certain of the foreign tax credits will begin to expire from 2016 onward.

        In assessing the realizability of deferred tax assets included in the consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with this policy and the requirements of ASC 740, a valuation allowance of $1.0 million is retained against certain California tax credits and certain California and Florida net operating loss carryforwards.

        The Company has not recorded U.S. income tax expense for the undistributed earnings pertaining to the 2012 to 2014 Mexico operations. As of December 28, 2014 and December 29, 2013, the undistributed earnings were $3.5 million and $2.5 million, respectively. The Company intends to leave the 2012 to 2014 undistributed income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in offshore assets and expectations of the future cash needs of the U.S. and foreign entities.

        In July 2006, the FASB issued further guidance to clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and applies

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

10. Income Taxes (Continued)

to all tax positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest and penalties, is as follows (in thousands):

	Fiscal Year 2014	Fiscal Year 2013
Balance at beginning of fiscal year	$1,350	$1,350
Additions based on tax positions related to the current year	—	—
Accrued interest and penalty	325	—
Reductions due to lapse of the applicable statute of limitations	—	—

Balance at end of fiscal year	$1,675	$1,350

        As of December 28, 2014 and December 29, 2013, the total amount of unrecognized tax benefits were $1.7 million and $1.4 million respectively. Almost the entire liability, if recognized, would affect the effective tax rate.

        While timing of the resolution and/or finalization of tax audits is uncertain, the Company believes that its unrecognized tax benefits, as disclosed above, will be settled in the next 12 months.

        The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its income tax expense. For the year ended December 28, 2014, $325,000 was recorded. There were no interest and penalties for the year ended December 29, 2013, the period November 15, 2012 through December 30, 2012 and the period January 2, 2012 through November 14, 2012.

        The California Franchise Tax Board examined the tax return of Casino USA, Inc. for the tax year ended December 31, 2004. The Company, together with Casino USA, was included in the 2004 California Combined Franchise Tax Board return. The Company is not aware of any proposed adjustments, and does not expect that any proposed adjustments would result in a material change to its consolidated results of operations or financial condition. The Company's 2005 through 2007 tax returns are currently under audit by the California Franchise Tax Board. The Company is not aware of any proposed adjustments at this time.

        Currently, the Company's federal tax returns for the periods ended January 1, 2012 and November 14, 2012 are under examination by the Internal Revenue Service (the "IRS"). The IRS issued a Notice of Proposed Adjustment dated May 13, 2014 ("NOPA 1") and a Notice of Proposed Adjustment dated September 15, 2014 ("NOPA 2") related to the tax treatment of certain transaction costs associated with the Ares Acquisition. On February 10, 2015, the Company received notice from the IRS that NOPA 1and NOPA 2 were rescinded. The IRS examination for the aforementioned periods remains in progress. The Company is entitled to indemnification from the selling security holders in the Ares Acquisition for certain losses arising from tax obligations relating to pre-closing periods. However, any such indemnification is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying parties. The Company has not recorded any tax reserve with respect to the IRS examination as of December 28, 2014.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

10. Income Taxes (Continued)

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

        The tax years which remain subject to examination or are being examined by major tax jurisdictions as of December 28, 2014 include fiscal years 2005 through 2014 for state purposes and 2007 through 2014 for federal purposes.

11. Related Party Transactions

        In conjunction with the Apollo Acquisition and effective as of May 31, 2007, the Predecessor entered into a Management Services Agreement with an Apollo affiliate, Apollo Management VI, L.P. (the "Manager"), whereby the Manager provided certain investment banking, management, consulting and financial planning services to the Predecessor. The Management Services Agreement was for a ten-year term and the Predecessor was obligated to pay the Manager an annual fee of $1.5 million, payable on a quarterly basis. The Predecessor paid the Manager $1.4 million related to the annual fee for the period January 2, 2012 through November 14, 2012. Upon consummation of the Ares Acquisition, the Company paid a transaction fee of $4.0 million to the Manager. Effective November 15, 2012, the Management Services Agreement was terminated and the Company paid the Manager a termination fee of $5.5 million.

        In addition, pursuant to the Management Services Agreement, the Predecessor paid a transaction fee including reimbursement of expenses of $9.0 million in the aggregate to the Manager for financial advisory services in connection with the Apollo Acquisition and the October 2007 acquisition of organic and natural food oriented supermarkets operated in California and Texas under the banners "Henry's Farmers Markets" and "Sun Harvest Markets" (the "Henry's Acquisition"). Of this fee, 50%, or $4.5 million, was included as part of the purchase price and the remaining 50%, or $4.5 million, had been included in deferred financing costs and was amortized to interest expense over the terms of the related debt through 2016. These services included assisting the Predecessor in the structuring and negotiation of the credit facilities and other services in connection with the Apollo Acquisition and Henry's Acquisition. No such fees were paid in conjunction with the sale of Henry's in the year ended January 1, 2012. The Company wrote off the remaining unamortized deferred financing costs in connection with the Ares Acquisition.

        Funds affiliated with Ares hold approximately 10% of the outstanding loans under the Term Loan Facility and receive payments in respect of such loans representing their pro rata portion of such loans. During the year ended December 28, 2014, fees and other expenses paid to Ares were $0.1 million.

12. Employment Agreements

        The Predecessor entered into an employment agreement with David G. Hirz effective April 7, 2010, to serve as the Predecessor's President (the "2010 Hirz Agreement"). The 2010 Hirz Agreement provided for the following, among other provisions: a) executive to serve as President of the Predecessor for a three-year term, b) executive to be compensated through base salary, bonus, benefits, and expense reimbursement, and c) executive to be granted a stock option grant on the effective date of the employment agreement. The 2010 Hirz Agreement was amended on December 23, 2011, and

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

12. Employment Agreements (Continued)

provided for a) the executive to serve as the Predecessor's President and Chief Executive Officer effective January 1, 2012, b) adjustment to executive's base salary and bonus, and c) a stock option grant to the executive as of January 1, 2012.

        Effective with the Ares Acquisition on November 15, 2012, SFSI entered into an employment agreement with David G. Hirz (the "2012 Hirz Agreement"). The 2012 Hirz Agreement provided, among other provisions, for Mr. Hirz to: (a) serve as President and Chief Executive Officer of the Company for a three-year term with automatic one-year renewals, (b) be nominated to serve as a director on SFSI's board of directors for so long as he remains employed by the Company, (c) be compensated through base salary, bonus, benefits, and expense reimbursement, and (d) be granted stock options as soon as practical following the Ares Acquisition. On February 1, 2013, a grant of stock options was made to Mr. Hirz pursuant to the 2012 Hirz Agreement.

        On November 15, 2012, David G. Hirz also entered into a Fair Competition Agreement with SFSI wherein the executive agreed to various non-competition and non-solicitation covenants.

        In connection with the IPO, SFSI entered into a new employment agreement with David G. Hirz (the "2014 Hirz Agreement"). The 2014 Hirz Agreement provided, among other provisions, for Mr. Hirz to: (a) serve as the Chief Executive Officer and President of the Company for a three-year term with automatic one-year renewals, (b) be nominated to serve as a director on SFSI's board of directors for so long as he remains employed by the Company, (c) be compensated through base salary, bonus, benefits and expense reimbursement, and (d) be considered for annual grant of equity awards on terms determined by the SFSI's board of directors or the Compensation Committee of such board (the "Compensation Committee").

13. Share-Based Compensation

2014 Incentive Plan

        Effective September 23, 2014, and in connection with the IPO, SFSI adopted the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan"), which provides for the issuance of equity-based incentive awards not to exceed 5,500,000 shares of Common Stock to eligible employees, consultants and non-employee directors in the form of stock options, restricted stock, other stock-based awards and performance-based cash awards. In addition, a number of shares of Common Stock equal to the number of shares of Common Stock underlying stock options that were previously issued under the 2012 Incentive Plan (as defined below) and that expire, terminate or are cancelled for any reason without being exercised in full will be available for issuance under the 2014 Incentive Plan.

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment. The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO.

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under "2012 Incentive Plan," are referred to herein as the "Time-Based Options." Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. The remaining Time-Based Options granted (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year. All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

        On September 22, 2014, stock options to purchase up to 821,370 shares of Common Stock previously granted on May 30, 2014 and June 6, 2014 under the 2012 Incentive Plan were cancelled and new grants of stock options to purchase up to 598,987 shares of Common Stock and 222,383 shares of restricted stock were granted to the same individuals under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over various years from grant date with various percentages vesting at the end of each anniversary of the original grant dates through May 30, 2019. These grants under the 2014 Incentive Plan are in addition to the aforementioned grants of 458,645 shares of restricted stock and aforementioned grants of stock options to purchase up to 1,543,592 shares of Common Stock.

        The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the year ended December 28, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	—	—
Granted	681,028	$12.00
Forfeited	—	—
Vested	—	—

Outstanding at December 28, 2014	681,028	$12.00

Exercisable at December 28, 2014	—	—

        The Company recorded share-based compensation expense related to the restricted stock awards of approximately $0.9 million for the year ended December 28, 2014. As of December 28, 2014, the unrecognized compensation cost was $5.9 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.45 years.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the year ended December 28, 2014, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2013	—	$—
Granted	2,142,579	12.00
Forfeited	(11,111)	12.00
Exercised	—	—
Expired	—	—

Outstanding at December 28, 2014	2,131,468	$12.00	9.75 years	$7,246

Exercisable at December 28, 2014	—	—	—	—

Vested and expected to vest after December 28, 2014	2,029,863	$12.00	9.71 years	$6,902

        Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NYSE as of December 28, 2014 was $15.40.

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

Fiscal Year 2014
Dividend yield	0%
Expected volatility	33.47%
Risk-free interest rates	2.09%
Expected terms	6.59 years
Weighted-average fair value of options granted	$4.54

        The expected volatility for all Time-Based Options was based on utilizing comparable peer group share price volatility adjusted for the Company's debt to equity leverage, including the effect of the Ares Acquisition. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The term of the Time-Based Options was derived based on the "simplified method" calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options; and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

with respect to its options and will continue to do so as the Company gains historical experience. The estimated forfeiture rate of 5.0% was based on projected forfeitures primarily based on the historical experience of the Company. As of December 28, 2014, a total of options to purchase up to 11,111 shares of Common Stock related to the September 23, 2014 grants have been forfeited.

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $1.0 million for the year ended December 28, 2014. As of December 28, 2014, the unrecognized compensation cost was $7.5 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.70 years.

2012 Incentive Plan

        Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan"), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

        In 2013, SFSI made grants of stock options to purchase up to a total of 5,433,620 shares of Common Stock to certain management employees and directors. During the year ended December 28, 2014, SFSI made grants of stock options to purchase up to a total of 901,930 shares of Common Stock to certain management employees.

        Of the 901,930 Time-Based Options granted in 2014 under the 2012 Incentive Plan, stock options to purchase up to 403,560 shares of Common Stock were granted with time-based vesting terms and vest over five years subject to continuous service by the participant. The remaining Time-Based Options granted under the 2012 Incentive Plan (to purchase up to 498,370 shares of Common Stock) were granted to one management employee and vest on the earliest of (a) May 30, 2017, (b) a change in control of the Company, as defined in the 2012 Incentive Plan, and (c) the earliest date on or after May 30, 2016 on which both (i) an initial public offering of SFSI has occurred and (ii) Ares no longer beneficially owns securities representing 50% or more of the total voting power of the securities of SFSI entitled to vote in the election of SFSI's board of directors, in each case, subject to continuous service by the participant through the applicable vesting date. All of the Time-Based Options granted during the year ended December 28, 2014 have a 10-year term.

        On September 22, 2014, 821,370 of the Time-Based Options granted in 2014 under the 2012 Incentive Plan were cancelled.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the years ended December 28, 2014 and December 29, 2013, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2012	—	$—
Granted	5,433,620	6.58
Forfeited	—	—
Exercised	—	—
Expired	—	—

Outstanding at December 29, 2013	5,433,620	6.58	9.11 years
Granted	901,930	8.87
Forfeited	(159,980)	8.24
Exercised	—	—
Cancelled	(821,370)	8.78
Expired	—	—

Outstanding at December 28, 2014	5,354,200	$6.58	8.11 years	$47,224

Exercisable at December 28, 2014	2,141,680	$6.58	8.11 years	$18,890

Vested and expected to vest after December 28, 2014	5,184,141	$6.58	8.11 Years	$45,724

        Total fair value for Time-Based Options vested was $5.8 million during the year ended December 28, 2014. No options were exercised during the year ended December 28, 2014.

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

	Fiscal Year 2014	Fiscal Year 2013
Dividend yield	0%	0%
Expected volatility	48.59%	50.00%
Risk-free interest rates	1.35%	2.03%
Expected terms	5.86 years	10.00 years
Weighted-average fair value of options granted	$2.79	$3.05

        The expected volatility for all Time-Based Options was based on utilizing comparable peer group share price volatility adjusted for the Company's debt to equity leverage, including the effect of the Ares Acquisition. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The term of the Time-Based Options was derived based on the "simplified method" calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

option. The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above with respect to its options and will continue to do so as the Company gains historical experience. The estimated forfeiture rate of 5.0% was based on projected forfeitures primarily based on the historical experience of the Company. As of December 28, 2014, options to purchase up to a total of 16,720 shares of Common Stock related to the February 1, 2013 grant, options to purchase up to a total of 62,700 shares of Common Stock related to the May 8, 2013 grant and options to purchase up to a total of 80,560 shares of Common Stock related to January 31, 2014 grant have been forfeited.

        Under the 2012 Incentive Plan and the Company's standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. For Common Stock issued upon exercise of such stock options granted pursuant to such standard form of stock option award agreement, if a participant's employment was terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity (as defined), the repurchase price of such shares of Common Stock was the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elected to exercise its repurchase rights, it was required do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company's repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company recorded share-based compensation expense of $5.0 million related to these option grants during the year ended December 28, 2014 (including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO). As of December 28, 2014, the unrecognized compensation cost was $1.9 million and related weighted-average period over which expense for Time-Based Options granted under the 2012 Incentive Plan was expected to be recognized was approximately 1.88 years.

        The grants of Time-Based Options made pursuant to the 2012 Incentive Plan on May 30, 2014 and June 6, 2014 to purchase up to 821,370 shares of Common Stock were made to four management employees. Of these grants, stock options to purchase up to 323,000 shares were made to three management employees which were subject to the Company's repurchase right. Accordingly, the Company did not recognize share-based compensation expense related to these grants. The remaining

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

stock options to purchase up to 498,370 shares of Common Stock were made to one management employee. The Company had a right to repurchase from such participant all or a portion of the Common Stock issued upon the exercise of such stock options in the manner described above; provided that if the participant's termination of employment was voluntary for any reason and the participant had not engaged in detrimental activity, the repurchase price was the fair market value of the Common Stock on the date of termination. The Company recognized share-based compensation expense of $0.2 million through September 22, 2014 related to these grants. On September 22, 2014, these options were cancelled.

        On May 30, 2014, the Company modified its repurchase rights related to grants of Time-Based Options under the 2012 Incentive Plan to two management employee participants to purchase up to 2,250,360 shares of Common Stock originally awarded on February 1, 2013. Pursuant to the terms of the modified award agreements, prior to the IPO, the Company had a right to repurchase from such participant all or a portion of the Common Stock issued upon the exercise of such stock options in the manner described above; provided that if the participant's termination of employment was voluntary for any reason and the participant has not engaged in detrimental activity, the repurchase price was the fair market value of the Common Stock on the date of termination. The Company recognized share-based compensation expense of $4.3 million for the year ended December 28, 2014 related to these grants. As of December 28, 2014, the unrecognized compensation cost was $4.0 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.88 years.

        In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the "Rollover Options"). For Common Stock issued upon exercise of a Rollover Option, prior to the IPO, the repurchase price was the fair market value of the Common Stock on the date of termination. In the event of a participant's termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elected to exercise its repurchase right, it was required to do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant's termination of employment for any other reason, the repurchase right was required to be exercised by the Company during the 90-day period following the date of termination. On May 30, 2014, one management employee participant net settled a Rollover Option to purchase 924,730 shares of Common Stock to satisfy a portion of the required exercise price of the issued shares and to cover the minimum amount of required employee withholding taxes, resulting in the issuance of 426,170 shares of Common Stock. The Company received $0.5 million in cash proceeds from the exercise of options. The weighted-average exercise price of the Rollover Options exercised was $2.08 and the aggregate intrinsic value was $5.8 million. As of December 28, 2014, all Rollover Options were fully vested. The weighted-average exercise price of the Rollover Options was $2.26. The weighted-average remaining contractual term was 3.07 years. The aggregate intrinsic value was $35.5 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

Predecessor Share-Based Compensation

        Effective May 31, 2007, the Predecessor established the Smart & Final Holdings Corp. Stock Incentive Plan (the "Predecessor Incentive Plan"), which provided for the issuance of share grants not to exceed 1,600,000 shares.

        Effective May 31, 2007, and in conjunction with the Apollo Acquisition, certain management employees of SFI elected to convert certain SFI options to new stock options of the Predecessor in lieu of receiving a cash payment for the excess of $22.00 over the underlying option exercise price for each respective option. The value of these respective SFI options was approximately $3.9 million and they were converted into 194,250 fully vested option shares issued under the Predecessor Incentive Plan.

        Effective May 31, 2007, certain management employees of the Predecessor elected to convert certain SFI restricted stock rights to new share rights of the Predecessor (the "Predecessor Share Rights") in lieu of receiving a cash payment of $22.00 per share held. The value of these respective SFI restricted stock rights was approximately $4.0 million and they were converted into 197,659 Predecessor Share Rights.

        Effective May 31, 2007, the Predecessor granted 888,140 option shares pursuant to the Predecessor Incentive Plan. Effective November 19, 2007, the Predecessor granted an additional 122,621 option shares pursuant to the Predecessor Incentive Plan. In 2012, 2011, 2010, 2009 and 2008, the Predecessor granted an aggregate of 71,854, 238,417, 234,192, 157,867, and 86,058 option shares, respectively. Half of these grants were awards with time-based vesting terms and the other half of these grants were awards with performance-based vesting terms.

Time-Based Vesting Stock Options

        During the period January 2, 2012 through November 14, 2012, the Predecessor granted a total of 35,927 option shares of time-based vesting stock options to employees, which vest over four years, subject to continuous employment or the realization of a liquidity event such as the sale of the Predecessor, and have a seven-year term (the "Time-Based Vesting Options"). During the year ended January 1, 2012, the Predecessor extended the termination date of all grants issued prior to March 11, 2009 to May 31, 2016. On November 7, 2012, and as a result of a change in control provision in the Predecessor Incentive Plan, the Predecessor's board of directors accelerated the vesting of its Time-Based Vesting Options. The accelerated vesting was effective immediately prior to the closing of the Ares Acquisition. Effective November 14, 2012, all Time-Based Vesting Options were fully vested and became immediately exercisable.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Vesting Options activity under the plan for the period January 2, 2012 through November 14, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 2, 2012	632,546	20.32	4.98 years
Granted	35,927	24.10
Forfeitures	—	—
Exercised	—	—
Expired	—	—

Outstanding at November 14, 2012	668,473	$20.52	4.22 years

Exercisable and vested at November 14, 2012	668,473	$20.52	4.22 years

        The fair value of the Time-Based Vesting Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table for the period January 2, 2012 through November 14, 2012:

January 2 Through November 14, 2012
(Predecessor)
Dividend yield	0%
Expected volatility	50%
Risk-free interest rates	0.40%
Expected terms	4.75 years
Weighted-average fair value of options granted	$10.03

        The expected volatility for options granted effective May 31, 2007, was based on the historical share price volatility of SFI adjusted for the change in the Predecessor's debt to equity leverage as a result of the Apollo Acquisition. The expected volatility for all subsequently granted options was based on utilizing comparable peer group share price volatility adjusted for the Predecessor's debt to equity leverage including the effects of the Apollo Acquisition, the Henry's Acquisition, the sale of Henry's, and certain sale and leaseback transactions. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The expected term was based on the midpoint of the vesting date and contractual term of the granted options. The Predecessor had elected to use this "simplified" method to establish the expected term due to the limited history of option exercise subsequent to the Predecessor becoming a privately held corporation. The estimated forfeiture rate of 5.0% was based on projected forfeitures primarily based on the historical experience of the Company. As of January 1, 2012, a total of 135,975 option shares related to the May 31, 2007, grant, a total of 25,819 option shares related to the November 19, 2007, grant, a total of 18,932 option shares related to the March 11, 2008, grant, a total of 24,097 option shares related to the July 18, 2008, grant, a total of 18,934 option shares related to the March 6, 2009, grant

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

and a total of 1,721 option shares related to the September 3, 2010, grant have been forfeited. The Predecessor had adjusted the estimated forfeiture rates to 14.5%, 21.0%, 100.0%, 100.0%, 15.0% and 100.0% for these particular grants, respectively. All other stock awards granted by the Predecessor were consistent with the underlying assumption of a 5.0% forfeiture rate. On November 14, 2012, the Predecessor adjusted the estimated forfeiture rate to 14.41% for the March 6, 2009, grant, 20.71% for the November 19, 2007, grant, 14.10% for the May 31, 2007 grant and 0% on all other option grants in connection with the Ares Acquisition.

        The Predecessor recognized the related compensation expense (the estimated fair value of the stock options) over the vesting period using the accelerated recognition method. During the period January 2, 2012 through November 14, 2012, a total of $0.7 million was recognized as compensation expense related to the Time-Based Vesting Option awards. As a result of the accelerated vesting effective immediately prior to the closing of the Ares Acquisition, the Predecessor expensed the unamortized compensation expense of $1.2 million.

Performance-Based Vesting Stock Options

        During the period January 2, 2012 through November 14, 2012, the Predecessor granted a total of 35,927 option shares of performance-based vesting stock options to employees, which have a seven-year term (the "Performance-Based Vesting Options"). The Performance-Based Vesting Options vested: (a) in two equal annual installments commencing one year after meeting certain performance goals as outlined in the stock option agreements, subject to immediate vesting of any unvested installment in the event a change in control takes place after the performance goals have been met and the two-year vesting has commenced or (b) upon the realization of a liquidity event such as a sale of the Predecessor or an initial public offering wherein the performance goals as outlined in the stock option agreements were met.

        The following table below summarizes the Performance-Based Vesting Options activity under the plan for the period January 2, 2012 through November 14, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at January 2, 2012	632,546	20.32	4.98 years
Granted	35,927	24.10
Forfeitures	—	—
Exercised	—	—
Expired	—	—

Outstanding at November 14, 2012	668,473	$20.52	4.22 years

Exercisable and vested at November 14, 2012	668,473	$20.52	4.22 years

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

13. Share-Based Compensation (Continued)

        During the year ended January 1, 2012, as a result of improved performance, the Predecessor had determined that it was probable that the related performance conditions would be met and all Performance-Based Vesting Options, except for the January 1, 2012 grant, would vest in two equal annual installments subsequent to the performance condition measurement date. The Predecessor had also determined that it was probable that certain performance conditions would be met for the January 1, 2012 grant; therefore, half of the grant would vest on December 30, 2012. On November 7, 2012 and as a result of a change in control provision in the Predecessor Incentive Plan, the Predecessor's board of directors accelerated the vesting of its Performance-Based Vesting Options. The accelerated vesting was effective immediately prior to the closing of the Ares Acquisition. Effective November 14, 2012, all performance-based options were fully vested.

        The fair value of the Performance-Based Vesting Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table for the period January 2, 2012 through November 14, 2012:

January 2 Through November 14, 2012
(Predecessor)
Dividend yield	0%
Expected volatility	50%
Risk-free interest rates	0.40%
Expected terms	3.92 Years
Weighted-average fair value of options granted	$9.26

        The expected volatility for all granted options was based on utilizing comparable peer group share price volatility adjusted for the Predecessor's debt to equity leverage including the effects of the Apollo Acquisition, the Henry's Acquisition, the sale of Henry's, and certain sale and elected to use this "simplified" method to establish the expected term due to the leaseback transactions. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The expected term was based on the midpoint of the vesting date and contractual term of the granted options. The Predecessor had limited history of options exercised subsequent to the Predecessor becoming a privately held corporation. During the year ended January 1, 2012, the estimated forfeiture rate for all Performance-Based Vesting Options, except for the January 1, 2012, grant, was 2% based on projected forfeitures primarily based on the historical experience of the Predecessor. The forfeiture rate for the January 1, 2012, grant was 0%. Effective November 14, 2012, the Predecessor adjusted the estimated forfeiture rate to 0% for all Performance-Based Vesting Options in connection with the Ares Acquisition.

        The Predecessor recognized the related compensation expense (equal to the estimated fair value of awards for which vesting with respect to performance conditions is considered probable) using the accelerated recognition methods. During the period January 2, 2012 through November 14, 2012, a total of $1.8 million was recognized as compensation expense.

        As a result of the accelerated vesting effective immediately prior to the closing of the Ares Acquisition, the Predecessor expensed the unamortized compensation expense of $3.4 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

14. Accumulated Other Comprehensive (Loss) Income

        The following table represents the changes in AOCI by each component for the years ended December 28, 2014 and December 29, 2013, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 30, 2012	$6,019	$—	$—	$6,019
OCI before reclassification	22,505	2,898	(420)	24,983
Amounts reclassified out of AOCI	—	(18)	—	(18)

Net fiscal year 2013 OCI	22,505	2,880	(420)	24,965

Balance at December 29, 2013	$28,524	$2,880	$(420)	$30,984
OCI before reclassification	(32,480)	(2,504)	(426)	(35,410)
Amounts reclassified out of AOCI	—	9	—	9

Net fiscal year 2014 OCI	(32,480)	$(2,495)	$(426)	$(35,401)

Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 28, 2014:

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
(in thousands)
Gains and (losses) on cash flow hedges
Interest rate swaps	$15	Interest income (expense)

	15	Total before income tax
	(6)	Income tax (provision) benefit

	$9	Reclassification of adjustments, net of tax

Total reclassifications for the year	$9	Total reclassifications, net of tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

14. Accumulated Other Comprehensive (Loss) Income (Continued)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 29, 2013:

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
(in thousands)
Gains and (losses) on cash flow hedges
Interest rate swaps	$(30)	Interest income (expense)

	(30)	Total before income tax
	12	Income tax (provision) benefit

	$(18)	Reclassification of adjustments, net of tax

Total reclassifications for the year	$(18)	Total reclassifications, net of tax

15. Segment Information

        The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The "Smart & Final" business focuses on both household and business customers, and the "Cash & Carry" business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company's chief operating decision maker ("CODM") regularly reviews the operating performance of each of the store banners including measures of performance based on income (loss) from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

        The "Corporate/Other" category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company's debt obligations, equity earnings in its joint venture, and income taxes.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

15. Segment Information (Continued)

        For the year ended December 28, 2014, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$2,668,933	$865,311	$—	$3,534,244
Cost of sales, distribution and store occupancy	2,252,698	746,102	8,155	3,006,955
Operating and administrative expenses	319,864	57,963	60,701	438,528

Income (loss) from operations	$96,371	$61,246	$(68,856)	$88,761

As of December 28, 2014
Total assets	$1,581,414	$262,660	$(114,782)	$1,729,292

Intercompany receivable (payable)	$256,743	$(69,539)	$(187,204)	$—

Investment in joint venture	$—	$—	$11,924	$11,924

Goodwill	$406,662	$204,580	$—	$611,242

Fiscal year ended December 28, 2014
Total capital expenditures	$106,528	$5,229	$5,642	$117,399

Depreciation and amortization	$50,405	$3,659	$10,130	$64,194

        For the year ended December 29, 2013, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$2,425,346	$784,947	$—	$3,210,293
Cost of sales, distribution and store occupancy	2,050,197	678,760	7,400	2,736,357
Operating and administrative expenses	284,025	53,240	49,868	387,133

Income (loss) from operations	$91,124	$52,947	$(57,268)	$86,803

As of December 29, 2013
Total assets	$1,636,952	$220,420	$(257,831)	$1,599,541

Intercompany receivable (payable)	$432,105	$(108,010)	$(324,095)	$—

Investment in joint venture	$—	$—	$10,948	$10,948

Goodwill	$406,662	$204,580	$—	$611,242

Fiscal year ended December 29, 2013
Total capital expenditures	$48,053	$2,198	$4,842	$55,093

Depreciation and amortization	$47,987	$3,713	$9,059	$60,759

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

15. Segment Information (Continued)

        For the Successor period November 15, 2012 through December 30, 2012, the operating information for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$291,126	$87,424	$—	$378,550
Cost of sales, distribution and store occupancy	255,034	77,841	912	333,787
Operating and administrative expenses	33,391	6,418	11,913	51,722

Income (loss) from operations	$2,701	$3,165	$(12,825)	$(6,959)

Successor period November 15, 2012 through December 30, 2012
Total capital expenditures	$2,784	$336	$306	$3,426

Depreciation and amortization	$12,667	$2,148	$1,138	$15,953

        For the Predecessor period January 2, 2012 through November 14, 2012, the operating information for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$2,011,617	$652,545	$—	$2,664,162
Cost of sales, distribution and store occupancy	1,692,963	567,142	5,049	2,265,154
Operating and administrative expenses	235,546	43,672	85,281	364,499

Income (loss) from operations	$83,108	$41,731	$(90,330)	$34,509

Predecessor period January 2, 2012 through November 14, 2012
Total capital expenditures	$42,009	$869	$3,901	$46,779

Depreciation and amortization	$31,398	$2,892	$9,755	$44,045

16. Commitments and Contingencies

Legal Actions

        On December 11, 2012, a purported class action was filed in Los Angeles Superior Court entitled Matthew Thompson vs. Smart & Final Inc. by a former hourly store employee on behalf of a purported class of all California hourly store employees alleging various violations of California wage and hour laws including, among others, failure to pay for all hours worked, meal and rest break violations, failure to pay wages properly at termination and non-compliant wage statements. The plaintiff has also asserted claims under PAGA. The Company has denied liability for these allegations.

        On June 19, 2013, a purported class action was filed in Los Angeles Superior Court entitled Raquel Manzo vs. Smart & Final by a former hourly store employee on behalf of a purported class of all California hourly store employees alleging various violations of California wage and hour laws

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

16. Commitments and Contingencies (Continued)

including, among others, improper calculation of certain overtime rates. The Company has denied liability for these allegations.

        The Thompson and Manzo cases were ordered to be combined for mediation. Following a mediation held in November 2013, the various parties to these actions accepted a mediator's proposal to settle these matters. The proposed settlements require court approval, which approval was preliminarily granted on April 22, 2014. Final court approval was granted November 18, 2014. The Company recorded a loss accrual estimate of $3.0 million in its 2013 consolidated financial statements related to these matters. The final settlement and release agreements were fully executed and all settlement payments have been paid as of January 2015.

        The Company is engaged in various legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. It does not believe that the ultimate determination of these actions, claims and proceedings will either individually or in the aggregate have a material adverse effect on its consolidated results of operations or financial position.

17. Stockholders' Equity

        On September 19, 2014, SFSI's board of directors and stockholders approved a 190-for-one stock split of SFSI's outstanding Common Stock and increased the total number of shares that SFSI was authorized to issue to up to 340,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

        On September 29, 2014, the Company completed its IPO, pursuant to which it sold an aggregate of 15,467,500 shares of Common Stock after giving effect to the underwriters' exercise in full of their option to purchase additional shares at a price of $12.00 per share. The Company received gross proceeds from the IPO of approximately $185.6 million, or $167.7 million after deducting underwriting discounts and commissions of $12.5 million and other offering expenses of approximately $5.4 million. The Company used $115.5 million of the net proceeds from the IPO to make a partial repayment of the Term Loan Facility. See Note 5, Debt.

        As of December 28, 2014, 73,755,388 shares of Common Stock have been issued by the Company, 74.7% of which is held by two affiliates of Ares Management, L.P.. Other shareholders include public shareholders and various members of Company management who own the remaining 25.3% of SFSI's outstanding stock.

18. Earnings (Loss) Per Share

        Basic earnings (loss) per share represents net income (loss) for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted earnings (loss) per share represents net income (loss) divided by the weighted average number of shares of Common Stock outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

18. Earnings (Loss) Per Share (Continued)

        A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations is as follows (in thousands, except per share amounts):

	Successor	Successor	Successor	Predecessor
	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
Net income (loss)	$33,118	$8,171	$(9,288)	$14,324

Weighted average shares outstanding for basic EPS	61,455,584	57,030,099	56,848,190	13,363,635
Effect of dilutive securities:
Assumed exercise of Time-Based Options	2,385,534	2,357,388	—	382,971
Assumed exercise of Performance-Based Options	—	—	—	180,960

Weighted average shares and share equivalents outstanding for diluted EPS	63,841,118	59,387,487	56,848,190	13,927,566

Basic earnings (loss) per share:	$0.54	$0.14	$(0.16)	$1.07

Diluted earnings (loss) per share:	$0.52	$0.14	$(0.16)	$1.03

        Potentially dilutive securities representing 1,596,950 shares of Common Stock for the year ended December 28, 2014 were excluded from the computation of diluted earnings (loss) per share because their effect would have been antidilutive. There were no securities potentially dilutive to our common stock for fiscal year 2013, the period November 15, 2012 through December 30, 2012, and the period January 2, 2012 through November 14, 2012.

19. Equity Method Investment

        SFSI's wholly owned subsidiary, SF Mexico, is a Mexican holding company that owns 50 percent of SFDN. The other 50 percent of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. At December 28, 2014, this joint venture operated 14 "Smart & Final" format stores in northwestern Mexico, similar in concept to the Company's U.S. stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V.. The Company's equity method investment in SFDN is approximately $11.9 million and $10.9 million at December 28, 2014 and December 29, 2013, respectively, which is

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

19. Equity Method Investment (Continued)

included in "Equity investment in joint venture" in the consolidated balance sheets. Summarized financial information for SFDN is as follows (in thousands):

	2014	2013
Current assets	$19,923	$17,528
Noncurrent assets	4,540	3,802
Current liabilities	14,066	13,976
Noncurrent liabilities	2,493	2,517

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
Sales	$80,667	$77,167	$72,945
Gross profit	14,574	13,675	13,119
Income from continuing operations	2,074	3,298	1,640
Net income	2,074	3,298	1,640

        Undistributed earnings of SFDN included in the Company's retained earnings were $3.5 million and $2.5 million as of December 28, 2014 and December 29, 2013, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 28, 2014

20. Quarterly information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal 2014 and fiscal 2013 (in thousands, except per share data):

Smart & Final Stores, Inc. and Subsidiaries
Summary of Quarterly Results of Operations
(Dollars in thousands, except per share amounts)

	Fiscal Year 2014
	Twelve Weeks Ended March 23, 2014	Twelve Weeks Ended June 15, 2014	Sixteen Weeks Ended October 5, 2014	Twelve Weeks Ended December 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$735,016	$828,071	$1,131,821	$839,336
Cost of sales, buying and occupancy	630,427	699,886	962,317	714,325

Gross margin	104,589	128,185	169,504	125,011
Operating and administrative expenses	92,358	101,491	140,678	104,001

Income from operations	12,231	26,694	28,826	21,010
Interest expense, net	8,836	8,922	11,725	8,119
(Loss) on early extinguishment of debt	—	—	(2,224)	—
Equity in earnings of joint venture	452	262	318	5

Income (loss) before income taxes	3,847	18,034	15,195	12,896
Income tax (provision) benefit	(1,340)	(6,919)	(4,972)	(3,623)

Net income (loss)	$2,507	$11,115	$10,223	$9,273

Basic earnings (loss) per share(a)	$0.04	$0.19	$0.17	$0.13
Diluted earnings (loss) per share(a)	$0.04	$0.19	$0.17	$0.12
Weighted average shares outstanding:
Basic	57,171,190	57,259,361	59,101,972	73,074,360
Diluted	59,495,270	59,312,773	61,232,212	76,193,944

	Fiscal Year 2013
	Twelve Weeks Ended March 24, 2013	Twelve Weeks Ended June 16, 2013	Sixteen Weeks Ended October 6, 2013	Twelve Weeks Ended December 29, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$690,158	$755,943	$1,021,392	$742,800
Cost of sales, buying and occupancy	590,250	642,528	868,580	634,999

Gross margin	99,908	113,415	152,812	107,801
Operating and administrative expenses	85,576	88,463	121,417	91,677

Income from operations	14,332	24,952	31,395	16,124
Interest expense, net	12,962	12,467	14,386	10,550
(Loss) on early extinguishment of debt	—	(7,139)	—	(17,348)
Equity in earnings of joint venture	349	172	887	241

Income (loss) before income taxes	1,719	5,518	17,896	(11,533)
Income tax (provision) benefit	(190)	(1,920)	(7,863)	4,544

Net income (loss)	$1,529	$3,598	$10,033	$(6,989)

Basic earnings (loss) per share(a)	$0.03	$0.06	$0.18	$(0.12)
Diluted earnings (loss) per share(a)	$0.03	$0.06	$0.17	$(0.12)
Weighted average shares outstanding:
Basic	56,848,190	56,887,321	57,171,190	57,171,190
Diluted	59,023,120	59,187,952	59,522,595	57,171,190

(a)
Per share amounts for the quarters and full fiscal years have been calculated separately. Accordingly, weighted quarterly amounts may not add to the fiscal year amounts because of differences in the average common shares outstanding during each period.

21. Subsequent Events

        The Company has performed an evaluation of subsequent events through March 25, 2015, which is the date the audited consolidated financial statements of SFSI were available to be issued. No subsequent events were identified impacting the audited consolidated financial statements as presented.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Smart & Final Stores, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$50	$50
Intercompany receivable	187,921	5,510

Total current assets	187,971	5,560
Other intangible assets, net	294	626
Investment in subsidiaries	347,454	340,113

Total assets	$535,719	$346,299

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$371	$26
Intercompany payable	18,140	4,414

Total current liabilities	18,511	4,440
Commitments and contingencies
Stockholders' equity:
Issued and outstanding shares—73,755,388 at December 28, 2014 and 57,171,190 at December 29, 2013	74	57
Additional paid-in capital	489,550	311,935
Retained earnings (deficit)	32,001	(1,117)
Accumulated other comprehensive (loss) income	(4,417)	30,984

Total stockholders' equity	517,208	341,859

Total liabilities and stockholders' equity	$535,719	$346,299

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012
Operating and administrative expenses	$15,892	$1,714	$42

Loss before income taxes	(15,892)	(1,714)	(42)
Income tax benefit	6,268	651	—

Loss before equity in net income (loss) of subsidiaries	(9,624)	(1,063)	(42)
Equity in net income (loss) of subsidiaries, net of tax	42,742	9,234	(9,246)

Net income (loss)	33,118	8,171	(9,288)
Derivative instruments:
Minimum pension obligation adjustment, net of tax of $(21,744), $15,066 and $4,029, respectively	(32,480)	22,505	6,019
(Loss) gain, net of tax of $(1,670) and $1,932, respectively	(2,504)	2,898	—
Reclassification adjustments, net of tax of $6 and $(12), respectively	9	(18)	—
Foreign currency translation	(426)	(420)	—

Other comprehensive (loss) income	(35,401)	24,965	6,019

Comprehensive (loss) income	$(2,283)	$33,136	$(3,269)

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year 2014	Fiscal Year 2013
Operating activities
Net cash used in operating activities	$(963)	$(1,360)
Investing activities
Investment in capitalized software	(132)	—
Investment in subsidiaries	(165,529)	(2,794)

Net cash used in investing activities	(165,661)	(2,794)
Financing activities
Issuance of common stock in IPO	173,080	—
Issuance of common stock, other	79	1,700
Proceeds from exercise of stock options	450	—
Payment of minimum withholding taxes on net share settlement of stock option exercise	(2,667)	—
Payments of deferred IPO costs	(5,046)	—
Excess tax benefits related to share-based payments	728	—
Change in intercompany financing activities	—	1,359

Net cash provided by financing activities	166,624	3,059

Net (decrease) increase in cash and cash equivalents	—	(1,095)
Cash and cash equivalents at beginning of period	50	1,145

Cash and cash equivalents at end of period	$50	$50

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Smart & Final Stores, Inc. (Parent Company Only)
Notes to Condensed Financial Statements

Note 1: Basis of presentation

        Smart & Final Stores, Inc. (the "Parent Company") is a holding company with no material operations of its own and conducts substantially all of its activities through its direct wholly owned subsidiary, SF CC Intermediate Holdings, Inc. and its subsidiaries and affiliate. The Parent Company was incorporated in October 2012 and became the ultimate parent company of our business in November 2012, pursuant to the acquisition by Ares Management LLC ("Ares Management") on November 15, 2012 (the "Ares Acquisition").

        The accompanying condensed financial statements include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliate. Accordingly, these condensed financial statements have been presented on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investment in subsidiaries is presented under the equity method of accounting.

        The accompanying condensed financial statements are presented only for periods following the Ares Acquisition (the "Successor periods"). We have not presented parent-only condensed financial statements for periods prior to the Ares Acquisition (the "Predecessor periods"), as we believe the information will not be meaningful to investors due to differences in the legal entity structure and capitalization, and application of purchase accounting as of the closing date of the acquisition by Ares Management.

        These parent-only financial statements should be read in conjunction with the consolidated financial statements of Smart & Final Stores, Inc. and Subsidiaries and its Predecessor, Smart & Final Holdings Corp. and Subsidiaries (the "Company") included elsewhere herein.

Note 2: Guarantees and restrictions

        Smart & Final Stores LLC, a subsidiary of the Company, has $594.9 million of principal amount of long-term debt outstanding under the First Lien Term Loan Facility as of December 28, 2014. Under the terms of the First Lien Term Loan Credit Agreement dated November 15, 2012 (the "Agreement"), SF CC Intermediate Holdings, Inc. guaranteed the payment of all principal and interest. The debt matures on November 15, 2019 and includes restrictions on the ability of Smart & Final Stores LLC and its subsidiaries to incur additional liens and indebtedness, make investments, loans and advances, pay dividends and enter into sale and lease back transactions, among other restrictions. Under the Agreement, provided no event of default has occurred and is continuing, Smart & Final Stores LLC is permitted to pay dividends to Smart & Final Holdings, Inc. in an amount not to exceed $50 million, at December 28, 2014, and pursuant to certain other limited exceptions. The restricted net assets of the Company's consolidated subsidiaries is approximately $493.2 million as of December 28, 2014.

SMART & FINAL STORES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Successor—Year ended December 28, 2014
Allowance for doubtful accounts	$766	$29	$(10)	$2	$787
Valuation allowance for deferred tax assets	1,014	—	—	—	1,014

	$1,780	$29	$(10)	$2	$1,801

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Successor—Year ended December 29, 2013
Allowance for doubtful accounts	$741	$89	$(62)	$(2)	$766
Valuation allowance for deferred tax assets	1,146	—	—	(132)	1,014

	$1,887	$89	$(62)	$(134)	$1,780

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Successor—Period from November 15, 2012 Through December 30, 2012
Allowance for doubtful accounts	$724	$18	$(1)	$—	$741
Valuation allowance for deferred tax assets	1,146	—	—	—	1,146

	$1,870	$18	$(1)	$—	$1,887

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Predecessor—Period from January 2, 2012 Through November 14, 2012
Allowance for doubtful accounts	$861	$(93)	$(43)	$(1)	$724
Valuation allowance for deferred tax assets	1,725	—	(579)	—	1,146

	$2,586	$(93)	$(622)	$(1)	$1,870

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 28, 2014 our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

        There were no changes in the Company's internal control over financial reporting for the twelve weeks ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be contained in our definitive Proxy Statement in connection with our 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 28, 2014 (the "Proxy Statement"), and is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions "Director Compensation," "Executive Compensation" and "Compensation Discussion and Analysis;" provided, however, that the subsection entitled "Executive Compensation—Compensation Committee Report" shall not be deemed to be incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference, under the captions "Certain Relationships and Related Transactions," and "Other Board Information—Director Independence."

Item 14.    Principal Accounting Fees and Services.

        The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this Annual Report:

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

      As of December 28, 2014 and December 29, 2013 (Successor)

    •
    Consolidated Statements of Operation and Comprehensive (Loss) Income

      For the years ended December 28, 2014 and December 29, 2013 (Successor), the period November 15, 2012 through December 30, 2012 (Successor), and the period January 2, 2012 through November 14, 2012 (Predecessor)

    •
    Consolidated Statements of Stockholders' Equity

      For the years ended December 28, 2014 and December 29, 2013 (Successor), the period November 15, 2012 through December 30, 2012 (Successor), and the period January 2, 2012 through November 14, 2012 (Predecessor)

    •
    Consolidated Statements of Cash Flows

      For the years ended December 28, 2014 and December 29, 2013(Successor), the period November 15, 2012 through December 30, 2012 (Successor), and the period January 2, 2012 through November 14, 2012 (Predecessor)

    •
    Notes to Consolidated Financial Statements

  (2)
  Financial statement schedules as filed in Part II, Item 8 of this Annual Report:

 SCHEDULE I—Condensed Information of the Registrant
Smart & Final Stores, Inc. (Parent Company Only)

SCHEDULE II—Valuation and Qualifying Accounts
Smart & Final Stores, Inc. and Subsidiaries
Valuation and Qualifying Accounts

  (3)
  Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc.(1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc.(1)
4.1	Specimen Common Stock Certificate.(2)
10.1	SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)
10.3.1
Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, Co-Invest Option (Award No. 12-001), dated as of February 3, 2014, by and between Smart & Final Holdings, Inc. and David G. Hirz.(3)
10.3.2
Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, Co-Invest Option (Award No. 12-002), dated as of February 3, 2014, by and between Smart & Final Holdings, Inc. and David G. Hirz.(3)
10.4	Amended and Restated Employment Agreement, dated as of September 23, 2014, by and among Smart & Final Stores, Inc. and David G. Hirz.
10.5	Form of Indemnification Agreement.(4)
10.6.1
Revolving Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Inc., Smart & Final Stores LLC, the Co-Borrowers party thereto on the Closing Date and each Subsidiary of the Borrower that becomes a party thereto as a Co-Borrower pursuant to Section 5.13 thereof, the Lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(3)
10.6.2
Amendment No. 1 to Credit Agreement, dated as of December 19, 2013 by and among SFCC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers, the subsidiaries of the Borrower listed on the signature pages thereto as Guarantors, Bank of America, N.A., as administrative agent for the lenders, collateral agent, Swingline Lender, and as issuing bank and the Consenting Lenders.(3)
10.7.1
First Lien Term Loan Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final , Inc., the Lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.(3)

10.7.2	Amendment No. 1 to Credit Agreement, dated as of May 29, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the other Loan Parties listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the lenders under the Credit Agreement, joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent and each of the undersigned banks and other financial institutions party thereto as lenders and the other Required Lenders party thereto.(3)
10.7.3
Amendment No. 2 to Credit Agreement and Incremental Facility Amendment, dated as of December 19, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.(3)
10.8
Guarantee and Collateral Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, each other Subsidiary of Parent identified therein and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent for the Secured Parties.(3)
10.9
ABL Guarantee and Collateral Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, each other Subsidiary of Parent identified therein and Bank of America, N.A., as administrative agent and as collateral agent for the Secured Parties.(3)
10.10.1	Joint Venture Agreement, dated as of December 15, 1992, by and between Treviño Hernandez, S. de R.L. de C.V. and Smart & Final , Inc.(3)
10.10.2	Product Sales Agreement, dated as of June 12, 2012, by and between Smart & Final Stores LLC and Smart & Final del Noroeste, S.A. de C.V.(3)
10.10.3	Trademark Authorized User Agreement, dated as of June 12, 2012, by and between Smart & Final , Inc. and Smart & Final del Noroeste, S.A. de C.V.(3)
10.11	Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(1)
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(5)
10.13.1	Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and David G. Hirz.
10.13.2
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.

10.14	Registration Rights Agreement, dated as of September 29, 2014, by and among Smart & Final Stores, Inc., Ares Corporate Opportunities Fund III, L.P., Ares Corporate Opportunities Fund IV, L.P. and the other stockholders party thereto.
10.15	Form of Restricted Stock Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(5)
10.16	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.
10.17	Offer letter, effective January 27, 2014, by and between Smart & Final Stores LLC and Eleanor Hong.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 22, 2014, and incorporated herein by reference.

(2)
Filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 11, 2014, and incorporated herein by reference.

(3)
Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on July 31, 2014, and incorporated herein by reference.

(4)
Filed as an exhibit to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on August 27, 2014, and incorporated herein by reference.

(5)
Filed as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 8, 2014, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART & FINAL STORES, INC.
By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director Date: March 25, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director (principal executive officer) Date: March 25, 2015
By:	/s/ RICHARD N. PHEGLEY Richard N. Phegley Senior Vice President and Chief Financial Officer (principal financial officer) Date: March 25, 2015
By:	/s/ RICHARD A. LINK Richard A. Link Group Vice President and Controller (principal accounting officer) Date: March 25, 2015
By:	/s/ DAVID B. KAPLAN David B. Kaplan Chairman of the Board Date: March 24, 2015
By:	/s/ RICHARD A. ANICETTI Richard A. Anicetti Director Date: March 24, 2015

By:	/s/ NORMAN H. AXELROD Norman H. Axelrod Director Date: March 25, 2015
By:	/s/ DENNIS T. GIES Dennis T. Gies Director Date: March 24, 2015
By:	/s/ ANDREW A. GIANCAMILLI Andrew A. Giancamilli Director Date: March 24, 2015
By:	/s/ ADAM L. STEIN Adam L. Stein Director Date: March 24, 2015
By:	/s/ JOSEPH S. TESORIERO Joseph S. Tesoriero Director Date: March 23, 2015