Form 10-Q
period 2015-03-22
Smart & Final Stores, Inc.
filed 2015-04-29
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at April 24, 2015
common stock, $0.001 par value	73,770,385

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 22, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$124,077	$106,847
Accounts receivable, less allowances of $796 and $787 at March 22, 2015 and December 28, 2014, respectively	19,547	23,666
Inventories	211,091	223,404
Prepaid expenses and other current assets	17,650	26,532
Deferred income taxes	22,419	22,419
Total current assets	394,784	402,868

Property, plant, and equipment:
Land	10,394	11,165
Buildings and improvements	20,441	23,938
Leasehold improvements	186,732	176,114
Fixtures and equipment	214,170	203,473
Construction in progress	16,301	7,344
	448,038	422,034
Less accumulated depreciation and amortization	128,205	115,350
	319,833	306,684

Capitalized software, net of accumulated amortization of $10,231 and $9,486 at March 22, 2015 and December 28, 2014, respectively	10,819	10,403
Other intangible assets, net	324,437	325,289
Goodwill	611,242	611,242
Deferred financing costs, net	5,556	5,894
Equity investment in joint venture	11,824	11,924
Other assets	53,565	54,988
Total assets	$1,732,060	$1,729,292

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$165,069	$184,897
Accrued salaries and wages	30,526	28,582
Accrued expenses	84,766	72,667
Total current liabilities	280,361	286,146

Long-term debt, less current portion and debt discount	588,402	588,117
Deferred income taxes	123,866	125,673
Postretirement and postemployment benefits	126,741	127,004
Other long-term liabilities	90,053	85,144

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 73,771,218 and 73,755,388 at March 22, 2015 and December 28, 2014, respectively	74	74
Additional paid-in capital	492,096	489,550
Retained earnings	36,884	32,001
Accumulated other comprehensive loss	(6,417)	(4,417)
Total stockholders’ equity	522,637	517,208
Total liabilities and stockholders’ equity	$1,732,060	$1,729,292

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(Dollars in Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014

Net sales	$822,170	$735,016
Cost of sales, buying and occupancy	700,005	630,427
Gross margin	122,165	104,589

Operating and administrative expenses	106,951	92,358
Income from operations	15,214	12,231

Interest expense, net	7,998	8,836
Equity in earnings of joint venture	515	452
Income before income taxes	7,731	3,847

Income tax provision	(2,848)	(1,340)
Net income	$4,883	$2,507

Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.06	$0.04

Weighted average shares outstanding:
Basic	73,084,282	57,171,190
Diluted	76,654,281	59,495,270

Comprehensive income:
Net income	$4,883	$2,507
Derivative instruments:
Loss, net of tax of $(914) and $(514), respectively	(1,372)	(771)
Reclassification adjustments, net of tax of $(9) and $(2), respectively	(13)	(3)
Foreign currency translation	(615)	26
Other comprehensive loss	(2,000)	(748)
Comprehensive income	$2,883	$1,759

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014
Operating activities
Net income	$4,883	$2,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,056	7,652
Amortization	6,445	6,367
Amortization of deferred financing costs and debt discount	655	735
Share-based compensation	2,384	—
Excess tax benefits related to share-based payments	(55)	—
Deferred income taxes	(883)	—
Equity in earnings of joint venture	(515)	(452)
Gain on disposal of property, plant, and equipment	(3)	(2)
Asset impairment	431	73
Changes in operating assets and liabilities:
Accounts receivable, net	4,120	(118)
Inventories	12,313	19,057
Prepaid expenses and other assets	9,061	(1,111)
Accounts payable	(19,828)	(4,120)
Accrued salaries and wages	1,944	1,244
Other accrued liabilities	9,059	692
Net cash provided by operating activities	38,067	32,524

Investing activities
Purchases of property, plant, and equipment	(22,920)	(13,645)
Proceeds from disposal of property, plant, and equipment	4,889	15
Investment in capitalized software	(1,463)	(599)
Other	(1,260)	(39)
Net cash used in investing activities	(20,754)	(14,268)

Financing activities
Proceeds from exercise of stock options	107	—
Fees paid in conjunction with debt financing	(31)	(31)
Payments on bank debt	—	(1,800)
Payments of IPO issuance costs	(214)	—
Excess tax benefits related to share-based payments	55	—
Contingent consideration related to acquisition of SFHC	—	(248)
Net cash used in financing activities	(83)	(2,079)

Net increase in cash and cash equivalents	17,230	16,177
Cash and cash equivalents at beginning of period	106,847	53,699
Cash and cash equivalents at end of period	$124,077	$69,876

Cash paid during the period for:
Interest	$212	$7,103
Income taxes	$770	$—

Non-cash investing and financing activities
Software development costs incurred but not paid	$117	$49
Construction in progress costs incurred but not paid	$15,947	$17,831

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208
Issuance of restricted stock awards	10,398	—	—	—	—	—
Forfeiture of restricted stock awards	(10,832)	—	—	—	—	—
Share-based compensation	—	—	2,384	—	—	2,384
Excess tax benefit for exercise of share-based compensation awards	—	—	55	—	—	55
Stock option exercises	16,264	—	107			107
Net income	—	—	—	4,883	—	4,883
Other comprehensive loss	—	—	—	—	(2,000)	(2,000)
Balance at March 22, 2015	73,771,218	74	492,096	36,884	(6,417)	522,637

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of Business and Basis of Presentation

Business

Smart & Final Stores, Inc., a Delaware corporation (“SFSI” or the “Successor” and, collectively with its wholly owned consolidated subsidiaries, the “Company”), is engaged primarily in the business of selling fresh perishables and everyday grocery items, together with foodservice, packaging and janitorial products. The Company operates non-membership, warehouse-style stores offering products in a range of product sizes.

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

The Company operates its stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of March 22, 2015, the Company operated 258 stores throughout the Western U.S.

The Company holds a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of March 22, 2015.

Initial Public Offering

On September 29, 2014, SFSI completed its initial public offering (the “IPO”), pursuant to which it sold an aggregate of 15,467,500 shares (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) of common stock, par value $0.001 per share (“Common Stock”), at a public offering price of $12.00 per share. The Company received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. See Note 13, Stockholders’ Equity.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2014 that were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2015.

On September 19, 2014, SFSI’s board of directors and stockholders approved a 190-for-one stock split of Common Stock. The accompanying unaudited condensed consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2015 is a 53-week fiscal year and the fourth quarter consists of a thirteen-week period. Fiscal year 2014 was a 52-week fiscal year.

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

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive income.

Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment (“ASC 360”), the Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores’ operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements.

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

Goodwill and Intangible Assets

In connection with the Ares Acquisition, the intangible assets, including trade names, were adjusted and recorded at fair market value in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The recorded fair market value for each of the trade names was determined by estimating the amount of royalty income that could be generated from the trade name if it was licensed to a third-party owner and discounting the resulting cash flows using the weighted-average cost of capital for each respective trade name.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans, (See Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), liquor licenses and other miscellaneous assets.

Accounts Payable

The Company’s banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts are included in “Accounts payable” on the accompanying condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The Company presents data in the condensed consolidated statements of stockholders’ equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components.

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

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vests over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 9, Share-Based Compensation.

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

Foreign Currency Translations

The Company’s joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture’s assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year. Foreign exchange translation adjustments are included in “Accumulated other comprehensive loss,” which is reflected as a separate component of stockholders’ equity, in the accompanying condensed consolidated balance sheets.

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the consolidated statements of operations and comprehensive income when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

Debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. See Note 4, Debt.

Debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. These balances are included in “Deferred financing costs, net” in the condensed consolidated balance sheets.

Self-Insurance

The Company purchases third-party insurance for workers’ compensation and general liability costs that exceed certain limits for each respective insurance program. The Company is responsible for the payment of claims in amounts less than these insured excess limits and establishes estimated accruals for its insurance programs based on available claims data, historical trends and experience, and projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries and consultants, and the ultimate cost of these claims may vary from initial estimates and established accruals. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. These balances are included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Fair Value of Financial Instruments

The Company’s financial instruments recorded in the consolidated balance sheets include cash and cash equivalents, accounts receivable, derivatives, investments in affiliates, accounts payable, accrued expenses and long-term variable rate debt. The carrying amounts of cash and cash equivalents, accounts receivable, derivatives, equity investment in joint venture, accounts payable and accrued expenses approximate fair value.

The Company’s debt securities are not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (the “Term Loan Facility”), the administrative agent has provided to the debt holders valuations indicating the Term Loan Facility’s carrying value approximates fair value.

The Company’s condensed consolidated financial statements reflect its investment in Sprouts Farmers Market, Inc. (“Sprouts”) through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). ASC 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan’s benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive income. ASC 715 also requires measurement of the funded status of a plan as of the Company’s consolidated balance sheet dates.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity  (“ASU 2014-08”). The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. They also address sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in this ASU are effective for the first quarter of 2015 for public entities with calendar year ends. The adoption of ASU 2014-08 in the first quarter of 2015 did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  In April 2015, the FASB proposed a one-year deferral of the effective date of this ASU. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period  (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern  (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items  (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 will have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company does not expect the adoption of ASU 2015-02 will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company is currently evaluating the guidance to determine the impact on its balance sheet presentation.

4. Debt

Long-term debt at March 22, 2015, and December 28, 2014 was as follows (in thousands):

	March 22, 2015	December 28, 2014
Term Loan Facility, at 4.75% and 4.75%	$594,907	$594,907
Less:
Discount on debt issuance	(6,505)	(6,790)
Total long-term debt	$588,402	$588,117

In conjunction with the Ares Acquisition, Smart & Final Stores LLC entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the Term Loan Facility and a second lien term loan facility (the “Second Lien Term Loan Facility”) and an asset-based lending facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”).

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

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. At both March 22, 2015 and December 28, 2014, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.75%.

The Term Loan Facility contains a provision for quarterly amortization of principal in the amount of 0.25% of the aggregate principal amount of the term loans outstanding under the Term Loan Facility beginning March 31, 2013. The Term Loan Facility has no financial covenant requirements. The Term Loan Facility contains covenants that would restrict the Company’s ability to pay cash dividends.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At March 22, 2015 and December 28, 2014, the alternate base rate was 3.25% and the applicable margin for alternate base rate loans was 0.25% for a total rate of 3.50%. The calculated borrowing base of the Revolving Credit Facility was $154.4 million and $156.3 million at March 22, 2015 and December 28, 2014, respectively. As of March 22, 2015 and December 28, 2014, there was no balance outstanding under the Revolving Credit Facility.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $26.6 million outstanding as of both March 22, 2015 and December 28, 2014. As of both March 22, 2015 and December 28, 2014, the amount available for borrowing under the Revolving Credit Facility was $123.4 million. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 22, 2015 and December 28, 2014, no trigger event had occurred.

5. Derivative Financial Instruments

On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the “Swap”) to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive income. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity.

On May 30, 2013, the Company entered into an amendment to the Swap to change the fixed LIBOR component to 1.5995% and the floor rate to 1.00%.

As of March 22, 2015 and December 28, 2014, respectively, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	March 22, 2015	December 28, 2014
Other assets	$296	$3,082
Accrued expenses	(1,926)	(2,426)
Total derivatives designated as hedging instruments	$(1,630)	$656

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of loss reclassified from AOCI into earnings for the twelve weeks ended March 22, 2015 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(1,385)	$(13)

6. Fair Value Measurements

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at March 22, 2015
Description	Total as of March 22, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,026	$2,026	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,671	2,671	—	—
Other assets—deferred compensation plan investment in Sprouts	6,119	6,119	—	—
Financial liabilities
Derivatives	(1,630)	—	(1,630)	—
Other long-term liabilities—deferred compensation plan	(13,967)	(6,119)	(7,848)	—
Total	$(4,781)	$4,697	$(9,478)	$—

Level 1  Investments include money market funds of $2.0 million, market index funds of $2.7 million, and an investment in Sprouts of $6.1 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2  Liabilities include $7.8 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $1.6 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

	Fair Value Measurement at December 28, 2014
Description	Total as of December 28, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$739	$739	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,633	2,633	—	—
Other assets—deferred compensation plan investment in Sprouts	5,893	5,893		—
Derivatives	656	—	656	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(14,104)	(5,893)	(8,211)	—
Total	$(4,183)	$3,372	$(7,555)	$—

Level 1  Investments include money market funds of $0.7 million, market index funds of $2.6 million, and an investment in Sprouts of $5.9 million. The fair values of these investments are based on quoted market prices in an active market.

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

Certain assets are measured at fair value on a nonrecurring basis which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 2, Summary of Significant Accounting Policies — Property, Plant and Equipment, Capitalized Software and Goodwill and Intangible Assets. The fair value measurements were determined using available market capitalization rates and public comparable store sales data at the measurement dates. The Company classifies the measurements as Level 3.

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory qualified defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008, with the exception of approximately 450 hourly paid employees in the Company’s distribution and transportation operations who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s eligible distribution and transportation operations. Frozen Pension Participants will continue to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014
Service cost	$281	$110
Interest cost	1,666	847
Expected return on plan assets	(1,816)	(910)
Amortization of net actuarial gain	—	(70)
Net periodic benefit cost	$131	$(23)

During the twelve weeks ended March 22, 2015, the Company made a $0.4 million contribution to the Single-Employer Plan. The Company expects to fund a total minimum required contribution of $7.3 million for fiscal year 2015.

Supplemental Executive Retirement Plan

The Company maintains a noncontributory, nonqualified defined benefit supplemental executive retirement plan (the “SERP”), which provides supplemental income payments for certain current and former corporate officers in retirement. No new participants are eligible for participation and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for SERP participants who remained employed by the Company was frozen, and future service or compensation increases will not adjust the SERP benefit amount.

To provide partial funding for the SERP, the Company invests in corporate-owned life insurance policies. The Company uses a measurement date of December 31 for the SERP.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014
Interest cost	$254	$277
Net periodic benefit cost	$254	$277

Postretirement and Postemployment Benefit Obligations

The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for such benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants’ contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar benefit based on years of service, applicable to eligible retirees. The Company uses a measurement date of December 31 for this health care plan.

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014
Service cost	$92	$74
Interest cost	162	154
Amortization of net actuarial gain	—	(15)
Net periodic benefit cost	$254	$213

8. Income Taxes

The Company’s effective tax rate for the twelve weeks ended March 22, 2015 and March 23, 2014 was 36.8% and 34.8%, respectively. The increase in the 2015 effective tax rate was primarily due to equity in earnings of a joint venture not subject to US tax and permanent differences relating to changes in the cash surrender value of corporate-owned life insurance policies, death benefit of corporate-owned life insurance policies and job credits.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At March 22, 2015, the Company had accrued a liability for penalties and interest of $0.3 million.

SFSI or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The tax years which remain subject to examination or are being examined by major tax jurisdictions as of March 22, 2015 include fiscal years 2005 through 2014 for state purposes and 2007 through 2014 for federal purposes.

9. Share-Based Compensation

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

Effective September 23, 2014, SFSI’s board of directors and the compensation committee of SFSI’s board of directors (the “Compensation Committee”) granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment.  The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO. During the twelve weeks ended March 22, 2015, the Compensation Committee granted an aggregate of 10,398 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over four years, subject to continuous employment. The grant date fair value was $15.13 per share of restricted stock based on the closing stock price as reported on the New York Stock Exchange (“NYSE”).  Also, as of March 22, 2015, a total of 10,832 shares of restricted stock related to the September 23, 2014 grant had been forfeited.

Effective September 23, 2014, SFSI’s board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under “2012 Incentive Plan,” are referred to herein as the “Time-Based Options.” Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. The remaining Time-Based Options granted (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year.  All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

On September 22, 2014, stock options to purchase up to 821,370 shares of Common Stock previously granted on May 30, 2014 and June 6, 2014 under the 2012 Incentive Plan were cancelled and new grants of stock options to purchase up to 598,987 shares of Common Stock and 222,383 shares of restricted stock were granted to the same individuals under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over various years from grant date with various percentages vesting at the end of each anniversary of the original grant dates through May 30, 2019. These grants under the 2014

Incentive Plan are in addition to the aforementioned grants of 458,645 shares of restricted stock and aforementioned grants of stock options to purchase up to 1,543,592 shares of Common Stock. On February 5, 2015, SFSI’s board of directors authorized and approved the modification of the vesting terms and amounts to be vested of certain grants.  As a result of the modification, stock options to purchase up to 210,875 shares of Common Stock and 69,375 shares of restricted stock vest over a five-year period with 20% vesting at the end of each anniversary of the original grant dates through March 3, 2019 or May 30, 2019, as applicable.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twelve weeks ended March 22, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2014	681,028	$12.00
Granted	10,398	15.13
Forfeited	(10,832)	12.00
Vested	(11,249)	12.00
Outstanding at March 22, 2015	669,345	$12.05

The Company recorded share-based compensation expense related to the restricted stock awards of $0.7 million for the twelve weeks ended March 22, 2015. As of March 22, 2015, the unrecognized compensation cost was $5.3 million and related weighted-average period over which restricted stock award expense was expected to be recognized was 2.09 years.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the twelve weeks ended March 22, 2015, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,131,468	$12.00		—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 22, 2015	2,131,468	$12.00	9.52 years	$13,300
Exercisable at March 22, 2015	36,249	$12.00	9.52 years	$226

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options.  The closing stock price of the Common Stock as reported on the NYSE as of March 20, 2015 was $18.24.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $0.8 million for the twelve weeks ended March 22, 2015. As of March 22, 2015, the unrecognized compensation cost was $6.8 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 2.57 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock.  Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the twelve weeks ended March 22, 2015, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	5,354,200	$6.58	8.11 years	$47,224
Forfeited	(24,396)	6.58
Exercised	(16,264)	6.58
Cancelled	—	—
Expired	—	—
Outstanding at March 22, 2015	5,313,540	$7.14	7.88 years	$58,980
Exercisable at March 22, 2015	2,125,416	$6.58	7.88 years	$24,782

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. For Common Stock issued upon exercise of such stock options granted pursuant to such standard form of stock option award agreement, if a participant’s employment was terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity, the repurchase price of such shares of Common Stock was the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elected to exercise its repurchase rights, it was required to do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants, including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO.  The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $0.3 million for the twelve weeks ended March 22, 2015. As of March 22, 2015, the unrecognized compensation cost was $1.7 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 2.40 years.

In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the “Rollover Options”). For Common Stock issued upon exercise of a Rollover Option, prior to the IPO, the repurchase price was the fair market value of the Common Stock on the date of termination. In the event of a participant’s termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elected to exercise its repurchase right, it was required to do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant’s termination of employment for any other reason, the repurchase right was required to be exercised by the Company during the 90-day period following the date of termination. All Rollover Options were fully vested.  The weighted-average exercise price of the Rollover Options was $2.26.  As of March 22, 2015, the weighted-average remaining contractual term was 2.84 years.  The aggregate intrinsic value was $43.2 million.

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the twelve weeks ended March 22, 2015 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)
OCI before reclassification	—	(1,372)	(615)	(1,987)
Amounts reclassified out of AOCI	—	(13)	—	(13)
Net current period OCI	—	(1,385)	(615)	(2,000)
Balance at March 22, 2015	$(3,956)	$(1,000)	$(1,461)	$(6,417)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the twelve weeks ended March 22, 2015 (in thousands).

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Loss on cash flow hedges
Interest rate swaps	$(22)	Interest expense, net
	(22)	Total before income tax
	9	Income tax benefit
	$(13)	Reclassification adjustments, net of tax
Total reclassifications for the twelve weeks ended March 22, 2015	$(13)	Total reclassifications, net of tax

11. Segment Information

The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The “Smart & Final” business focuses on both household and business customers, and the “Cash & Carry” business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company’s chief operating decision maker regularly reviews the operating performance of each of the store banners including measures of performance based on income (loss) from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

The “Corporate/Other” category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments.

For the twelve weeks ended March 22, 2015, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$628,836	$193,334	$—	$822,170
Cost of sales, distribution and store occupancy	530,620	167,307	2,078	700,005
Operating and administrative expenses	78,247	13,887	14,817	106,951
Income (loss) from operations	$19,969	$12,140	$(16,895)	$15,214
As of March 22, 2015:
Total assets	$1,577,299	$271,651	$(116,890)	$1,732,060
Intercompany receivable (payable)	$247,935	$(63,500)	$(184,435)	$—
Investment in joint venture	$—	$—	$11,824	$11,824
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended March 22, 2015:
Capital expenditures	$20,867	$1,678	$1,838	$24,383
Depreciation and amortization	$11,879	$677	$1,945	$14,501

For the twelve weeks ended March 23, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$561,942	$173,074	$—	$735,016
Cost of sales, distribution and store occupancy	478,359	150,273	1,795	630,427
Operating and administrative expenses	67,588	12,302	12,468	92,358
Income (loss) from operations	$15,995	$10,499	$(14,263)	$12,231
For the twelve weeks ended March 23, 2014:
Capital expenditures	$12,195	$128	$1,921	$14,244
Depreciation and amortization	$10,844	$860	$2,316	$14,019

12. Commitments and Contingencies

Legal Actions

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

13. Stockholders’ Equity

On September 19, 2014, SFSI’s board of directors and stockholders approved a 190-for-one stock split of SFSI’s outstanding Common Stock and increased the total number of shares that SFSI was authorized to issue to up to 340,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock split for all periods presented.

On September 29, 2014, the Company completed its IPO, pursuant to which it sold an aggregate of 15,467,500 shares of Common Stock after giving effect to the underwriters’ exercise in full of their option to purchase additional shares at a price of $12.00 per share. The Company received gross proceeds from the IPO of approximately $185.6 million, or $167.7 million after deducting underwriting discounts and commissions of $12.5 million and other offering expenses of approximately $5.4 million. The Company used $115.5 million of the net proceeds from the IPO to make a partial repayment of the Term Loan Facility.  See Note 4, Debt.

14. Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 22, 2015	March 23, 2014
Net income	$4,883	$2,507
Weighted average shares outstanding for basic EPS	73,084,282	57,171,190
Effect of dilutive securities:
Assumed exercise of time-based stock options	3,569,999	2,324,080
Weighted average shares and share equivalents outstanding for diluted EPS	76,654,281	59,495,270
Basic earnings per share	$0.07	$0.04
Diluted earnings per share	$0.06	$0.04

Potentially dilutive securities representing 1,634,866 shares of Common Stock for the twelve weeks ended March 22, 2015 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no securities potentially dilutive to the Common Stock for the twelve weeks ended March 23, 2014 that were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

15. Subsequent Events

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

Forward-Looking Statements

The discussion in this quarterly report, including under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II, contains forward-looking statements within the meaning of federal securities laws. All statements other than statements of historical fact contained in this quarterly report, including statements regarding our future operating results and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions.

The forward-looking statements contained in this quarterly report reflect our views as of the date hereof about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results, performance or achievements to differ significantly from those expressed or implied in any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements in this quarterly report are reasonable, we cannot guarantee future events, results, performance or achievements. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements in this quarterly report, including, without limitation, those factors described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I and Item 1A, “Risk Factors” of Part II. Some of the key factors that could cause actual results to differ from our expectations include the following:

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

Readers are urged to consider these factors carefully in evaluating the forward-looking statements in this quarterly report and are cautioned not to place undue reliance on these forward-looking statements. All of the forward-looking statements in this quarterly report are based on information available to us on the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of March 22, 2015, we operated 258 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For both of the twelve weeks ended March 22, 2015 and the twelve weeks ended March 23, 2014, our Smart & Final and Cash & Carry segments represented approximately 76.5% and 23.5%, respectively, of our consolidated sales.

Our Smart & Final segment is based in Commerce, California and includes, as of March 22, 2015, 103 legacy Smart & Final stores and102 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of March 22, 2015, 53 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

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

As of the March 22, 2015, we had a portfolio of approximately 3,000 private label items, which represented 29% of our Smart & Final banner sales for fiscal year 2014. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted in the short term, as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through product cost increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. We began to experience food inflation starting in early fiscal year 2012, particularly in some commodity driven categories, although we were generally able to pass through the effect of these higher prices. Food inflation moderated in early fiscal year 2013 and was essentially flat through the remainder of calendar year 2013. Food inflation rose sharply in the first half of 2014, but moderated in the second half of 2014 and through the first quarter of 2015.

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

We expect that our operating and administrative expenses will increase in future periods as a result of additional legal, accounting, insurance and other expenses associated with being a public company and increases resulting from our store development program, including the growth in the number of our stores, as well as increased share-based compensation expense related to equity awards granted to our directors and eligible employees under the 2014 Incentive Plan as explained elsewhere in this quarterly report.

Income Tax Provision

We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of March 22, 2015, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility Amendments

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness. In connection with the Ares Acquisition, we entered into the Term Loan Facility and the Second Lien Term Loan Facility, consisting of $525.0 million and $195.0 million of term indebtedness, respectively, and our $150.0 million Revolving Credit Facility.

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

During the fourth quarter of 2013, we amended the Term Loan Facility to increase the applicable margin from 3.50% to 3.75% and reduce the size of the incremental borrowing facilities that can be incurred without regard to leverage-based limitations from $125.0 million to $75.0 million. Additionally, we increased the size of the Term Loan Facility by $140.0 million through an incremental facility, and used the proceeds of this borrowing to repay all amounts outstanding under the Second Lien Term Loan Facility, which was then terminated. We recorded a $17.3 million loss on the early extinguishment of debt in the fourth quarter of 2013.

On September 29, 2014, the Company used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility.  Consequently, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the third quarter and ended October 5, 2014.  Quarterly amortization of the principal amount is no longer required.

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

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last three completed fiscal years ended on December 28, 2014, December 29, 2013 and December 30, 2012.

All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statement of Operations Data

	Twelve Weeks Ended
	March 22, 2015		March 23, 2014
	(Dollars in Thousands, Except Per Share Amounts)

Net sales	$822,170	100.0%	$735,016	100.0%
Cost of sales, buying and occupancy	700,005	85.1%	630,427	85.8%
Gross margin	122,165	14.9%	104,589	14.2%
Operating and administrative expenses	106,951	13.0%	92,358	12.6%
Income from operations	15,214	1.9%	12,231	1.7%
Interest expense, net	7,998	1.0%	8,836	1.2%
Equity in earnings of joint venture	515	0.1%	452	0.1%
Income before income taxes	7,731	0.9%	3,847	0.5%
Income tax provision	(2,848)	-0.3%	(1,340)	-0.2%
Net income	$4,883	0.6%	$2,507	0.3%

Per Share Data:

Basic earnings per share	$0.07		$0.04
Diluted earnings per share	$0.06		$0.04

Other Operating Data

Comparable store sales growth	6.1%		4.2%
Smart & Final banner	4.9%		3.6%
Cash & Carry banner	10.2%		6.1%

Stores at end of period	258		241
Smart & Final banner	205		189
Extra! format	102		70
Cash & Carry banner	53		52

Twelve weeks Ended March 22, 2015 Compared to the Twelve Weeks Ended March 23, 2014

Net Sales

Net sales for the twelve weeks ended March 22, 2015 increased $87.2 million, or 11.9%, to $822.2 million as compared to $735.0 million for the twelve weeks ended March 23, 2014. This increase in net sales was attributable to comparable store sales growth of $44.9 million in our store banners, and the net sales of $42.2 million from the opening of four new stores in the twelve weeks ended March 22, 2015 and 14 new stores in 2014.

Comparable store sales for the twelve weeks ended March 22, 2015 increased 6.1% as compared to the twelve weeks ended March 23, 2014. This increase in comparable store sales was attributable to an increase of 4.2% in comparable transaction count and an increase of 1.9% in comparable average transaction size.

For the twelve weeks ended March 22, 2015, net sales for our Smart & Final segment increased $66.9 million, or 11.9%, to $628.8 million as compared to $561.9 million for the twelve weeks ended March 23, 2014. Comparable store sales for our Smart & Final segment increased 4.9% as compared to the twelve weeks ended March 23, 2014, primarily attributable to increases in both comparable transaction count of 4.1% and comparable transaction size of 0.8%.

For the twelve weeks ended March 22, 2015, net sales for our Cash & Carry segment increased $20.3 million, or 11.7%, to $193.3 million as compared to $173.1 million for the twelve weeks ended March 23, 2014. Comparable store sales for our Cash & Carry segment increased 10.2% as compared to the twelve weeks ended March 23, 2014, primarily attributable to increases in both comparable transaction count of 5.1% and comparable transaction size of 4.8%.

Gross Margin

Gross margin for the twelve weeks ended March 22, 2015 increased $17.6 million, or 16.8%, to $122.2 million as compared to $104.6 million for the twelve weeks ended March 23, 2014. The increase in gross margin attributable to increased sales was $12.4 million and the increase in gross margin attributable to increased gross margin rate was $5.2 million. As a percentage of sales, gross margin was 14.9% for the twelve weeks ended March 22, 2015 and 14.2% for the twelve weeks ended March 23, 2014. Compared to the twelve weeks ended March 23, 2014, gross margin as a percentage of sales for the twelve weeks ended March 22, 2015 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.44%, including a 0.48% increase in our Smart & Final segment partially offset by a 0.04% decrease in our Cash & Carry segment), as well as decreased warehouse and transportation costs as a percentage of sales (accounting for an 0.11% decrease, including a 0.08% decrease in our Smart& Final segment and a 0.03% decrease in our Cash & Carry segment). Store occupancy costs as a percentage of sales decreased 0.09% including a 0.02% decrease in our Smart & Final segment and a 0.07% decrease in our Cash & Carry segment, reflecting the relatively fixed nature of these costs.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended March 22, 2015 increased $14.6 million, or 15.8%, to $107.0 million, as compared to $92.4 million for the twelve weeks ended March 23, 2014. This increase in operating and administrative expenses was primarily due to $7.8 million of increased wages, fringe benefits and incentive bonus costs, $0.8 million of increased marketing costs in support of our increased sales and other marketing initiatives, $3.7 million of increased other store direct expenses, $2.4 million of share-based compensation expense associated with our equity compensation program and $1.4 million increased other expenses. Partially offsetting these increases was a $1.4 million reduction in consulting costs associated with long-range store development planning (including remodels of our legacy Smart & Final stores and conversions of legacy Smart & Final stores to our Extra! format). As a percentage of sales, operating and administrative expenses for the twelve weeks ended March 22, 2015 increased 0.4% to 13.0% as compared to 12.6% for the twelve weeks ended March 23, 2014. Approximately 0.29% of the increase in operating and administrative expenses as a percentage of sales was due to the recognition of share-based compensation expense associated with our equity compensation program, 0.17% of the increase was due to increased wages, benefits and incentive bonuses (including 0.17% increase in our Smart & Final segment partially offset by a 0.01% decrease in our Cash & Carry segment). Additionally, 0.17% of the increase was due to increased other store direct expenses in our Smart & Final segment. These increases were partially offset by a 0.20% reduction in consulting costs associated with long-range store development planning.

Interest Expense, Net

Interest expense for the twelve weeks ended March 22, 2015 decreased $0.8 million, or 9.5%, to $8.0 million as compared to $8.8 million for the twelve weeks ended March 23, 2014. This decrease in interest expense was due to lower average debt outstanding, partially offset by a higher average effective interest rate. The increase in the average effective interest rate was primarily due to interest expense associated with an interest rate swap contract.

Income Tax Provision

Our income tax provision for the twelve weeks ended March 22, 2015 increased $1.5 million to $2.8 million as compared to $1.3 million for the twelve weeks ended March 23, 2014. The effective income tax rate, excluding the equity in earnings of our joint venture, for both of the twelve week periods ended March 22, 2015 and March 23, 2014 was 39.5%.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture was $0.5 million for both of the twelve week periods ended March 22, 2015 and March 23, 2014.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of March 22, 2015, we had no amounts drawn under our Revolving Credit Facility and $124.1 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twelve Weeks Ended March 22, 2015	Twelve Weeks Ended March 23, 2014
Cash and cash equivalents at end of period	$124,077	$69,876
Cash provided by operating activities	38,067	32,524
Cash used in investing activities	(20,754)	(14,268)
Cash used in financing activities	(83)	(2,079)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twelve weeks ended March 22, 2015 and March 23, 2014 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twelve weeks ended March 22, 2015 increased $5.5 million to $38.1million as compared to $32.5 million for the twelve weeks ended March 23, 2014. This increase is primarily attributable to higher net income and improved working capital including lower cash interest payments and cash pension contributions. During the twelve weeks ended March 22, 2015, we made cash interest payments of $0.2 million and cash pension contributions of $0.4 million, as compared to cash interest payments of $7.1 million and cash pension contributions of $1.3 million during the twelve weeks ended March 23, 2014.

Investing Activities

Cash used in investing activities increased $6.5 million to $20.8 million for the twelve weeks ended March 22, 2015 as compared to $14.3 million in the twelve weeks ended March 23, 2014. This increase was primarily attributable to a $10.1 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format. The increase in capital expenditures was partially offset by $4.9 million of net proceeds received for the sale and leaseback of one store property.

Financing Activities

Cash used by financing activities decreased $2.0 million to cash used of $0.1 million for the twelve weeks ended March 22, 2015, as compared to cash used of $2.1 million for the twelve weeks ended March 23, 2014. This decrease was primarily attributable to the $1.8 million decrease in payments on our Term Loan Facility.

At March 22, 2015, we had cash and cash equivalents of $124.1 million, stockholders’ equity of $522.6 million and debt, net of debt discount, of $588.4 million. At March 22, 2015 we had working capital of $115.4 million as compared to $56.9 million at March 23, 2014. This increase in working capital was primarily due to an increase in cash and cash equivalents as a result of our IPO.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of March 22, 2015, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$594,907	$—	$—	$—	$594,907
Interest on long-term debt	158,635	31,165	62,884	64,586	—
Operating leases	978,769	96,566	180,591	151,303	550,309
Total contractual obligations	$1,732,311	$127,731	$243,475	$215,889	$1,145,216

The primary changes in our contractual obligations as of March 22, 2015 as compared to our contractual obligations as of December 28, 2014 relate to additional operating leases entered into during the twelve weeks ended March 22, 2015 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of March 22, 2015 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate.  The five-year interest rate swap fixed the LIBOR component of interest at 1.5995% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

The table above also excludes funding of pension and other postretirement benefit and postemployment obligations. See Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, to our unaudited condensed consolidated financial statements for additional information on funding of our plans.

We also have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Off Balance Sheet Arrangements

As of March 22, 2015, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive income (loss) as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

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

The determination of our obligation and expense for retirement benefits plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the unaudited condensed consolidated financial statements contained herein. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions.  In consideration of these tables, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to the SERP and postretirement benefit plan obligations and an increase in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted.  In April 2015, the FASB proposed a one-year deferral of the effective date of this ASU. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. We do not expect the adoption of ASU 2014-12 will have a material effect on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 will have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. ASU 2015-02 is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. We do not expect the adoption of ASU 2015-02 will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. We are currently evaluating the guidance to determine the impact on our consolidated balance sheet presentation.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of March 22, 2015, a 1% increase in interest rates would increase our annual interest cost by approximately $2.0 million. This impact reflects any offset from our current hedging activities. There would be no impact if the interest rate were to decrease 1% due to an interest rate floor that exists on the Term Loan Facility.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $11.8 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 22, 2015 our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twelve weeks ended March 22, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 28, 2014 filed with the SEC on March 25, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 23, 2014 and filed with the SEC on September 25, 2014 pursuant to Rule 424(b) of the Securities Act and our Quarterly Report on Form 10-Q for the quarterly period ended October 5, 2014, as filed with the SEC on November 17, 2014.

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

SMART & FINAL STORES, INC.
(Registrant)

April 29, 2015	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

April 29, 2015	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)