Form 10-Q
period 2015-06-14
Smart & Final Stores, Inc.
filed 2015-07-23
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at July 17, 2015
common stock, $0.001 par value	73,762,361

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 14, 2015 (unaudited) and December 28, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and twenty-four weeks ended June 14, 2015 and June 15, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the twelve and twenty-four weeks ended June 14, 2015 and June 15, 2014 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-four weeks ended June 14, 2015 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 14, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,353	$106,847
Accounts receivable, less allowances of $807 and $787 at June 14, 2015 and December 28, 2014, respectively	21,366	23,666
Inventories	214,566	223,404
Prepaid expenses and other current assets	11,952	26,532
Deferred income taxes	22,419	22,419
Total current assets	391,656	402,868

Property, plant, and equipment:
Land	10,940	11,165
Buildings and improvements	20,441	23,938
Leasehold improvements	201,404	176,114
Fixtures and equipment	232,316	203,473
Construction in progress	12,133	7,344
	477,234	422,034
Less accumulated depreciation and amortization	141,502	115,350
	335,732	306,684

Capitalized software, net of accumulated amortization of $10,936 and $9,486 at June 14, 2015 and December 28, 2014, respectively	11,258	10,403
Other intangible assets, net	323,586	325,289
Goodwill	611,242	611,242
Deferred financing costs, net	4,942	5,894
Equity investment in joint venture	12,205	11,924
Other assets	53,595	54,988
Total assets	$1,744,216	$1,729,292

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$180,289	$184,897
Accrued salaries and wages	24,957	28,582
Accrued expenses	74,624	72,667
Total current liabilities	279,870	286,146

Long-term debt, less current portion and debt discount	589,445	588,117
Deferred income taxes	123,056	125,673
Postretirement and postemployment benefits	125,145	127,004
Other long-term liabilities	90,417	85,144

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 73,763,573 and 73,755,388 at June 14, 2015 and December 28, 2014, respectively	74	74
Additional paid-in capital	494,604	489,550
Retained earnings	47,922	32,001
Accumulated other comprehensive loss	(6,317)	(4,417)
Total stockholders’ equity	536,283	517,208
Total liabilities and stockholders’ equity	$1,744,216	$1,729,292

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 14, 2015	June 15, 2014	June 14, 2015	June 15, 2014

Net sales	$905,121	$828,071	$1,727,291	$1,563,087
Cost of sales, buying and occupancy	763,538	699,886	1,463,543	1,330,313
Gross margin	141,583	128,185	263,748	232,774

Operating and administrative expenses	114,131	101,491	221,082	193,849
Income from operations	27,452	26,694	42,666	38,925

Interest expense, net	7,676	8,922	15,674	17,758
Loss on early extinguishment of debt	2,192	—	2,192	—
Equity in earnings of joint venture	392	262	907	714
Income before income taxes	17,976	18,034	25,707	21,881

Income tax provision	(6,938)	(6,919)	(9,786)	(8,259)
Net income	$11,038	$11,115	$15,921	$13,622

Basic earnings per share	$0.15	$0.19	$0.22	$0.24
Diluted earnings per share	$0.14	$0.19	$0.21	$0.23

Weighted average shares outstanding:
Basic	73,090,917	57,259,361	73,087,600	57,215,276
Diluted	76,893,066	59,312,773	76,773,674	59,303,031

Comprehensive income:
Net income	$11,038	$11,115	$15,921	$13,622
Derivative instruments:
Gain (Loss), net of tax of $160 and $(790), respectively, for the twelve weeks ended; $(754) and $(1,304), respectively, for the twenty-four weeks ended	240	(1,185)	(1,132)	(1,956)
Reclassification adjustments, net of tax of $27 and $14, respectively, for the twelve weeks ended; $18 and $12, respectively, for the twenty-four weeks ended	40	21	27	18
Foreign currency translation	(180)	(11)	(795)	15
Other comprehensive income (loss)	100	(1,175)	(1,900)	(1,923)
Comprehensive income	$11,138	$9,940	$14,021	$11,699

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twenty-four Weeks Ended
	June 14, 2015	June 15, 2014
Operating activities
Net income	$15,921	$13,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,625	15,659
Amortization	13,159	12,794
Amortization of deferred financing costs and debt discount	1,293	1,534
Share-based compensation	4,903	1,740
Excess tax benefits related to share-based payments	(60)	(730)
Deferred income taxes	(1,878)	(696)
Equity in earnings of joint venture	(907)	(714)
(Gain) loss on disposal of property, plant, and equipment	(26)	32
Asset impairment	513	229
Loss on early extinguishment of debt	2,192	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,300	(2,448)
Inventories	8,838	6,182
Prepaid expenses and other assets	14,558	5,312
Accounts payable	(4,608)	11,089
Accrued salaries and wages	(3,625)	(644)
Other accrued liabilities	1,813	2,789
Net cash provided by operating activities	71,011	65,750

Investing activities
Purchases of property, plant, and equipment	(59,350)	(47,478)
Proceeds from disposal of property, plant, and equipment	8,091	20
Investment in capitalized software	(2,674)	(968)
Other	(1,304)	(36)
Net cash used in investing activities	(55,237)	(48,462)

Financing activities
Issuance of common stock	—	79
Proceeds from exercise of stock options	107	450
Payment of minimum withholding taxes on net share settlement of stock option exercise and vested restricted stock	(17)	(2,667)
Fees paid in conjunction with debt financing	(1,204)	(170)
Payments on bank debt	—	(3,600)
Payments of IPO issuance costs	(214)	—
Excess tax benefits related to share-based payments	60	730
Contingent consideration related to acquisition of SFHC	—	(248)
Net cash used in financing activities	(1,268)	(5,426)

Net increase in cash and cash equivalents	14,506	11,862
Cash and cash equivalents at beginning of period	106,847	53,699
Cash and cash equivalents at end of period	$121,353	$65,561

Cash paid during the period for:
Interest	$11,443	$15,789
Income taxes	$6,252	$5,222

Non-cash investing and financing activities
Software development costs incurred but not paid	$49	$206
Construction in progress costs incurred but not paid	$12,053	$12,047

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208
Issuance of restricted stock awards	10,398	—	—	—	—	—
Forfeiture of restricted stock awards	(17,496)	—	—	—	—	—
Share-based compensation	—	—	4,903	—	—	4,903
Excess tax benefit for exercise of stock-based compensation awards	—	—	60	—	—	60
Stock option exercises	16,264	—	107			107
Vested restricted stock awards withheld on net share settlement	(981)		(16)	—	—	(16)
Net income	—	—	—	15,921	—	15,921
Other comprehensive loss	—	—	—	—	(1,900)	(1,900)
Balance at June 14, 2015	73,763,573	$74	$494,604	$47,922	$(6,317)	$536,283

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

The Company operates its stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of June 14, 2015, the Company operated 263 stores throughout the Western United States (“U.S.”).

The Company holds a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of June 14, 2015.

Initial Public Offering and Secondary Equity Offering

On September 29, 2014, SFSI completed its initial public offering (the “IPO”), pursuant to which it sold an aggregate of 15,467,500 shares (after giving effect to the underwriters’ exercise in full of their option to purchase additional shares) of common stock, par value $0.001 per share (“Common Stock”), at a public offering price of $12.00 per share. The Company received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. None of the Company’s stockholders sold shares in the IPO.

On April 24, 2015, certain of the Company’s stockholders completed a secondary public offering (the “Secondary Offering”) of 10,900,000 shares of Common Stock.  The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders. Following the Secondary Offering, affiliates of Ares held approximately 60% of the Company’s issued and outstanding shares of Common Stock. See Note 13, Stockholders’ Equity.

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

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2015 is a 53-week fiscal year and the fourth quarter consists of a thirteen-week period, ending on January 3, 2016. Fiscal year 2014 was a 52-week fiscal year.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, and other current assets, and an income taxes receivable balance as of December 28, 2014.

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

Capitalized Software

Capitalized software costs are comprised of third-party purchased software costs, capitalized costs associated with internally developed software including internal direct labor costs, and installation costs. Such capitalized costs are amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to five years, using the straight-line method.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans (See Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), liquor licenses and other miscellaneous assets.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (the “Term Loan Facility”), the administrative agent has provided to the debt holders valuations indicating the Term Loan Facility’s carrying value approximates fair value.

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

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive stock options and unvested restricted stock.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material effect on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 will have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company does not expect the adoption of ASU 2015-02 will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company is currently evaluating the guidance to determine the impact on its balance sheet presentation.

In April 2015, the FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”). ASU 2015-04 permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU 2015-04 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of ASU 2015-04 will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance about an entity’s accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the entity should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the entity should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015 for public entities.  The Company does not expect that the adoption of ASU 2015-05 will have a material impact on the Company’s consolidated financial statements.

4. Debt

Long-term debt at June 14, 2015, and December 28, 2014 was as follows (in thousands):

	June 14, 2015	December 28, 2014
Term Loan Facility, at 4.00% and 4.75%	$594,907	$594,907
Less:
Discount on debt issuance	(5,462)	(6,790)
Total long-term debt	$589,445	$588,117

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

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. As of June 14, 2015 and December 28, 2014, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.00% and 4.75%, respectively.

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

During the second quarter of 2015, the Company amended the Term Loan Facility, to reduce (i) the ABR Borrowings applicable margin from 2.75% to 2.25%, (ii) the Eurocurrency Borrowings applicable margin from 3.75% to 3.25% and (iii) the Adjusted LIBOR floor rate from 1.00% to 0.75% (the “Third Amendment”). The November 15, 2019 maturity date remained unchanged. Consequently, during the second quarter of 2015, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $1.1 million of fees in connection with the Third Amendment. Approximately $0.1 million of these fees were recorded as deferred financing costs and are being amortized over the remaining term of the Term Loan Facility.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At June 14, 2015 and December 28, 2014, the alternate base rate was 3.25% and the applicable margin for alternate base rate loans was 0.25% for a total rate of 3.50%. The calculated borrowing base of the Revolving Credit Facility was $160.7 million and $156.3 million at June 14, 2015 and December 28, 2014, respectively. As of June 14, 2015 and December 28, 2014, there was no balance outstanding under the Revolving Credit Facility.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $26.6 million outstanding as of both June 14, 2015 and December 28, 2014. As of June 14, 2015 and December 28, 2014, the amount available for borrowing under the Revolving Credit Facility was $123.4 million. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 14, 2015 and December 28, 2014, no trigger event had occurred.

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

On May 12, 2015, the Company entered into a second amendment to the Swap to change the fixed LIBOR component to 1.47675% and the floor rate to 0.75% on a variable notional amount starting at $410.9 million for the period from June 30, 2015 through March 29, 2018.

As of June 14, 2015 and December 28, 2014, respectively, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	June 14, 2015	December 28, 2014
Other assets	$1,406	$3,082
Accrued expenses	(2,635)	(2,426)
Total derivatives designated as hedging instruments	$(1,229)	$656

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of loss reclassified from AOCI into earnings for the twenty-four weeks ended June 14, 2015 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(1,105)	$27

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at June 14, 2015
Description	Total as of June 14, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,026	$2,026	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,671	2,671	—	—
Other assets—deferred compensation plan investment in Sprouts	4,955	4,955	—	—
Financial liabilities
Derivatives	(1,229)	—	(1,229)	—
Other long-term liabilities—deferred compensation plan	(13,820)	(4,955)	(8,865)	—
Total	$(5,397)	$4,697	$(10,094)	$—

Level 1 Investments include money market funds of $2.0 million, market index funds of $2.7 million, and an investment in Sprouts of $5.0 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $8.9 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $1.2 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014

Service cost	$328	$274	$609	$481
Interest cost	1,947	2,092	3,613	3,672
Expected return on plan assets	(2,122)	(2,238)	(3,938)	(3,928)
Amortization of net actuarial gain	—	(166)	—	(292)
Net periodic benefit cost	$153	$(38)	$284	$(67)

During the twenty-four weeks ended June 14, 2015, the Company made a $2.0 million contribution to the Single-Employer Plan. The Company expects to fund a total minimum required contribution of $7.3 million for fiscal year 2015.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014

Interest cost	$254	$277	$508	$554
Net periodic benefit cost	$254	$277	$508	$554

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014

Service cost	$93	$70	$185	$140
Interest cost	161	152	323	304
Prior service credit	—	(10)	—	(20)
Net periodic benefit cost	$254	$212	$508	$424

8. Income Taxes

The Company’s effective tax rate for the twenty-four weeks ended June 14, 2015 and June 15, 2014 was 38.1% and 37.7%, respectively. The increase in the 2015 effective tax rate was primarily due to equity in earnings of a joint venture not subject to U.S. tax and permanent differences relating to changes in the cash surrender value of corporate-owned life insurance policies, death benefit of corporate-owned life insurance policies and job credits.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At June 14, 2015, the Company had accrued a liability for penalties and interest of $0.36 million.

SFSI or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

The tax years which remain subject to examination or are being examined by major tax jurisdictions as of June 14, 2015 include fiscal years 2008 through 2014 for state purposes and 2007 through 2014 for federal purposes.

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

Effective September 23, 2014, SFSI’s board of directors and the compensation committee of SFSI’s board of directors (the “Compensation Committee”) granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment.  The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO. During the twenty-four weeks ended June 14, 2015, the Compensation Committee granted an aggregate of 10,398 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms and vest over four years, subject to continuous employment. The grant date fair value was $15.13 per share of restricted stock based on the closing stock price as reported on the New York Stock Exchange (“NYSE”) on the grant date.  Also, as of June 14, 2015, a total of 17,496 shares of restricted stock related to the September 23, 2014 grant had been forfeited.  During the twenty-four weeks ended June 14, 2015, there were 981 shares of restricted stock retained by the Company to fund the grantee’s minimum income tax obligations in connection with the vesting of such awards.

Effective September 23, 2014, SFSI’s board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under “2012 Incentive Plan,” are referred to herein as the “Time-Based Options.” Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. On March 24, 2015, SFSI’s board of directors authorized and approved the modification of the vesting term of options granted to one management employee participant.  As a result of the modification, stock options to purchase up to16,668 shares of Common Stock will vest on April 1, 2016. The remaining Time-Based Options granted (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year.  All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

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

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twenty-four weeks ended June 14, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2014	681,028	$10.89
Granted	10,398	15.13
Forfeited	(17,496)	12.00
Vested	(13,873)	12.00
Outstanding at June 14, 2015	660,057	$10.90

The Company recorded share-based compensation expense related to the restricted stock awards of $0.9 million and $1.7 million for the twelve and twenty-four weeks ended June 14, 2015, respectively. As of June 14, 2015, the unrecognized compensation cost was $4.4 million and related weighted-average period over which restricted stock award expense was expected to be recognized was 1.87 years.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the twenty-four weeks ended June 14, 2015 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,131,468	$12.00
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at June 14, 2015	2,131,468	$12.00	9.28 years	$13,748
Exercisable at June 14, 2015	50,723	$12.00	9.28 years	$327

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options.  The closing stock price of the Common Stock as reported on the NYSE as of June 12, 2015 was $18.45.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $0.7 million and $1.6 million for the twelve and twenty-four weeks ended June 14, 2015, respectively. As of June 14, 2015, the unrecognized compensation cost was $6.0 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 2.35 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock.  Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the twenty-four weeks ended June 14, 2015 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	5,354,200	$6.58
Forfeited	(24,396)	6.58
Exercised	(16,264)	6.58
Cancelled	—	—
Expired	—	—
Outstanding at June 14, 2015	5,313,540	$6.58	7.65 years	$63,072
Exercisable at June 14, 2015	2,125,416	$6.58	7.65 years	$25,229

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. For Common Stock issued upon exercise of such stock options granted pursuant to such standard form of stock option award agreement, if a participant’s employment was terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity, the repurchase price of such shares of Common Stock was the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elected to exercise its repurchase rights, it was required to do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants, including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO.  The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $0.8 million and $1.6 million for the twelve and twenty-four weeks ended June 14, 2015, respectively. As of June 14, 2015, the unrecognized compensation cost was $4.3 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 1.42 years.

In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the “Rollover Options”). For Common Stock issued upon exercise of a Rollover Option, prior to the IPO, the repurchase price was the fair market value of the Common Stock on the date of termination. In the event of a participant’s termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elected to exercise its repurchase right, it was required to do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant’s termination of employment for any other reason, the repurchase right was required to be exercised by the Company during the 90-day period following the date of termination. All Rollover Options were fully vested.  The weighted-average exercise price of the Rollover Options was $2.26.  As of June 14, 2015, the weighted-average remaining contractual term was 2.61 years.  The aggregate intrinsic value was $43.7 million.

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the twenty-four weeks ended June 14, 2015 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)
OCI before reclassification	—	(1,132)	(795)	(1,927)
Amounts reclassified out of AOCI	—	27	—	27
Net current period OCI	—	(1,105)	(795)	(1,900)
Balance at June 14, 2015	$(3,956)	$(720)	$(1,641)	$(6,317)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the twenty-four weeks ended June 14, 2015 (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Gain on cash flow hedges
Interest rate swaps	$45	Interest expense, net
	45	Total before income tax
	18	Income tax benefit
	$27	Reclassification adjustments, net of tax
Total reclassifications for the twenty-four weeks ended June 14, 2015	$27	Total reclassifications, net of tax

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

For the twelve weeks ended June 14, 2015, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$687,353	$217,768	$—	$905,121
Cost of sales, distribution and store occupancy	574,217	187,208	2,113	763,538
Operating and administrative expenses	82,399	14,632	17,100	114,131
Income (loss) from operations	$30,737	$15,928	$(19,213)	$27,452
As of June 14, 2015:
Total assets	$1,578,874	$283,070	$(117,728)	$1,744,216
Intercompany receivable (payable)	$230,492	$(52,620)	$(177,872)	$—
Investment in joint venture	$—	$—	$12,205	$12,205
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended June 14, 2015:
Capital expenditures	$33,183	$2,641	$1,817	$37,641
Depreciation and amortization	$12,622	$729	$1,932	$15,283

For the twelve weeks ended June 15, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$623,107	$204,964	$—	$828,071
Cost of sales, distribution and store occupancy	520,907	177,058	1,921	699,886
Operating and administrative expenses	73,373	13,528	14,590	101,491
Income (loss) from operations	$28,827	$14,378	$(16,511)	$26,694
For the twelve weeks ended June 15, 2014:
Capital expenditures	$32,865	$253	$1,084	$34,202
Depreciation and amortization	$11,187	$857	$2,390	$14,434

For the twenty-four weeks ended June 14, 2015, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,316,189	$411,102	$—	$1,727,291
Cost of sales, distribution and store occupancy	1,104,837	354,515	4,191	1,463,543
Operating and administrative expenses	160,646	28,519	31,917	221,082
Income (loss) from operations	$50,706	$28,068	$(36,108)	$42,666
For the twenty-four weeks ended June 14, 2015:
Capital expenditures	$54,050	$4,319	$3,655	$62,024
Depreciation and amortization	$24,501	$1,406	$3,877	$29,784

For the twenty-four weeks ended June 15, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,185,048	$378,039	$—	$1,563,087
Cost of sales, distribution and store occupancy	999,266	327,331	3,716	1,330,313
Operating and administrative expenses	140,960	25,829	27,060	193,849
Income (loss) from operations	$44,822	$24,879	$(30,776)	$38,925
For the twenty-four weeks ended June 15, 2014:
Capital expenditures	$45,060	$381	$3,005	$48,446
Depreciation and amortization	$22,031	$1,717	$4,705	$28,453

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

On September 29, 2014, the Company completed its IPO, pursuant to which it sold an aggregate of 15,467,500 shares of Common Stock after giving effect to the underwriters’ exercise in full of their option to purchase additional shares at a price of $12.00 per share. The Company received gross proceeds from the IPO of approximately $185.6 million, or $167.7 million after deducting underwriting discounts and commissions of $12.5 million and other offering expenses of approximately $5.4 million. None of the Company’s stockholders sold shares in the IPO. The Company used $115.5 million of the net proceeds from the IPO to make a partial repayment of the Term Loan Facility.  See Note 4, Debt.

On April 24, 2015, certain of the Company’s stockholders completed the Secondary Offering.  The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders. Following the Secondary Offering, affiliates of Ares held approximately 60% of the Company’s issued and outstanding shares of Common Stock.  In accordance with the Registration Rights Agreement among SFSI and its pre-IPO stockholders the selling shareholders paid the underwriting discounts and commissions from their transaction proceeds and the Company incurred approximately $0.9 million of other offering expenses in conjunction with the Secondary Offering.

14. Earnings Per Share

Basic earnings per share represents net income for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 14,	June 15,	June 14,	June 15,
	2015	2014	2015	2014

Net income	$11,038	$11,115	$15,921	$13,622

Weighted average shares outstanding for basic EPS	73,090,917	57,259,361	73,087,600	57,215,276
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	3,802,149	2,053,412	3,686,074	2,087,755
Weighted average shares and share equivalents outstanding for diluted EPS	76,893,066	59,312,773	76,773,674	59,303,031

Basic earnings per share	$0.15	$0.19	$0.22	$0.24
Diluted earnings per share	$0.14	$0.19	$0.21	$0.23

Potentially dilutive securities representing 1,137,465 and 459,610 shares of Common Stock for the twelve weeks ended June 14, 2015 and June 15, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 1,386,166 and 229,710 shares of Common Stock for the twenty-four weeks ended June 14, 2015 and June 15, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of June 14, 2015, we operated 263 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the twenty-four weeks ended June 14, 2015, our Smart & Final and Cash & Carry segments represented approximately 76.2% and 23.8%, respectively, of our consolidated sales compared with 75.8% and 24.2%, respectively, for the twenty-four weeks ended June 15, 2014.

Our Smart & Final segment is based in Commerce, California and includes, as of June 14, 2015, 99 legacy Smart & Final stores and 111 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of June 14, 2015, 53 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. For the Smart & Final banner, our current plan is to achieve 10% unit store growth each year. This goal equates to opening 20 new Extra! stores in fiscal 2015 and 22 new Extra! stores in fiscal 2016. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to opportunistically grow our Cash & Carry store footprint.

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

Factors Affecting Our Results of Operations

Various factors affect our results of operations during each period, including:

Store Openings

We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings, conversions and relocations. We also plan to opportunistically open new Cash & Carry stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Cash & Carry stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, typically our new stores initially have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

During the twenty-four weeks ended June 14, 2015, the Company opened nine new Extra! format stores, relocated one legacy Smart & Final store which reopened under the Extra! format, converted three legacy Smart & Final stores to the Extra! format, and relocated one Cash & Carry banner store.

Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

Developments in Competitive Landscape

We operate in the highly competitive food retail and foodservices industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location. Our principal competitors include conventional grocery banners such as Albertsons, Kroger and Safeway, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

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

As of the June 14, 2015, we had a portfolio of approximately 3,000 private label items, which represented 29% of our Smart & Final banner sales for fiscal year 2014. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted in the short term, as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through product cost increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in early fiscal year 2012 and continuing through early fiscal 2015, we experienced food price inflation, particularly in some commodity driven categories, and we were generally able to pass through the effect of these higher prices. In the second quarter of 2015, we experienced food price deflation, particularly in some commodity driven categories which also was generally passed through in customer pricing. Our estimate of the net result of the year-to-year inflation trend is that the twenty-four weeks ended June 14, 2015 is slightly inflationary.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of June 14, 2015, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. During the twenty-four weeks ended June 14, 2015 the joint venture has opened one new store. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

During the second quarter of 2015, we amended the Term Loan Facility to, among other things, decrease the applicable margin from 3.75% to 3.25%.  We recorded a $2.2 million loss on the early extinguishment of debt in the second quarter of 2015.  We also amended our Interest Rate Swap Agreement, effective June 30, 2015, to fix the LIBOR component of interest under the Term Loan Facility at 1.47675% and to mirror the Term Loan Facility’s floor rate of 0.75%.

Initial Public Offering and Secondary Equity Offering

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

On April 24, 2015, certain of the Company’s stockholders completed a secondary public offering of 10,900,000 shares of Common Stock.  The Company did not sell any shares in the secondary public offering.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statement of Operations Data

	Twelve Weeks Ended				Twenty-four Weeks Ended
	June 14, 2015		June 15, 2014		June 14, 2015		June 15, 2014
	(Dollars in thousands, except per share)
Net sales	$905,121	100.0%	$828,071	100.0%	$1,727,291	100.0%	$1,563,087	100.0%
Cost of sales, buying and occupancy	763,538	84.5%	699,886	84.5%	1,463,543	84.7%	1,330,313	85.1%
Gross margin	141,583	15.6%	128,185	15.5%	263,748	15.3%	232,774	14.9%
Operating and administrative expenses	114,131	12.6%	101,491	12.3%	221,082	12.8%	193,849	12.4%
Income from operations	27,452	3.0%	26,694	3.2%	42,666	2.5%	38,925	2.5%
Interest expense, net	7,676	0.8%	8,922	1.1%	15,674	0.9%	17,758	1.1%
Loss on early extinguishment of debt	2,192	0.2%	—	0.0%	2,192	0.1%	—	0.0%
Equity in earnings of joint venture	392	0.0%	262	0.0%	907	0.1%	714	0.0%
Income before income taxes	17,976	2.0%	18,034	2.2%	25,707	1.5%	21,881	1.4%
Income tax provision	(6,938)	-0.8%	(6,919)	-0.8%	(9,786)	-0.6%	(8,259)	-0.5%
Net income	$11,038	1.2%	$11,115	1.3%	$15,921	0.9%	$13,622	0.9%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.15		$0.19		$0.22		$0.24
Net income per share - Diluted	$0.14		$0.19		$0.21		$0.23

Other Operating Data

Comparable store sales growth	3.5%		6.3%		4.8%		5.3%
Smart & Final banner	3.2%		4.9%		4.0%		4.2%
Cash & Carry banner	4.7%		10.5%		7.2%		8.4%
Stores at end of period	263		246		263		246
Smart & Final banner	210		194		210		194
Extra! Format	111		80		111		80
Cash & Carry banner	53		52		53		52

Twelve Weeks Ended June 14, 2015 Compared to the Twelve Weeks Ended June 15, 2014

Net Sales

Net sales for the twelve weeks ended June 14, 2015 increased $77.0 million, or 9.3%, to $905.1 million as compared to $828.1 million for the twelve weeks ended June 15, 2014. This increase in net sales was attributable to comparable store sales growth of $29.0 million in our store banners, and the net sales of $48.0 million from the opening of nine new stores in the twenty-four weeks ended June 14, 2015 and 14 new stores in fiscal year 2014.

Comparable store sales for the twelve weeks ended June 14, 2015 increased 3.5% as compared to the twelve weeks ended June 15, 2014. This increase in comparable store sales was attributable to an increase of 4.2% in comparable transaction count, partially offset by a decrease in comparable average transaction size of 0.6%.

For the twelve weeks ended June 14, 2015, net sales for our Smart & Final segment increased $64.3 million, or 10.3%, to $687.4 million as compared to $623.1 million for the twelve weeks ended June 15, 2014. Comparable store sales for our Smart & Final segment increased 3.2% as compared to the twelve weeks ended June 15, 2014, primarily attributable to an increase in comparable transaction count of 4.3% partially offset by a decrease in comparable transaction size of 1.1%.

For the twelve weeks ended June 14, 2015, net sales for our Cash & Carry segment increased $12.8 million, or 6.2%, to $217.8 million as compared to $205.0 million for the twelve weeks ended June 15, 2014. Comparable store sales for our Cash & Carry segment increased 4.7% as compared to the twelve weeks ended June 15, 2014, primarily attributable to increases in both comparable transaction count of 3.1% and comparable transaction size of 1.6%.

Gross Margin

Gross margin for the twelve weeks ended June 14, 2015 increased $13.4 million, or 10.5%, to $141.6 million as compared to $128.2 million for the twelve weeks ended June 15, 2014. The increase in gross margin attributable to increased sales was $11.9 million and the increase in gross margin attributable to increased gross margin rate was $1.5 million. As a percentage of sales, gross margin was 15.6% for the twelve weeks ended June 14, 2015 and 15.5% for the twelve weeks ended June 15, 2014. Compared to the twelve weeks ended June 15, 2014, gross margin as a percentage of sales for the twelve weeks ended June 14, 2015 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.15%, including a 0.20% increase related to our Smart & Final segment partially offset by a 0.05% decrease related to our Cash & Carry segment), as well as decreased warehouse and transportation costs as a percentage of sales (accounting for a 0.03% decrease, including a 0.02% decrease related to our Smart & Final segment and a 0.01% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.03% including a 0.07% increase related to our Smart & Final segment partially offset by a 0.04% decrease related to our Cash & Carry segment.  This increase is primarily due to increased depreciation costs related to our Smart & Final segment due to capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended June 14, 2015 increased $12.6 million, or 12.5%, to $114.1 million, as compared to $101.5 million for the twelve weeks ended June 15, 2014. This increase in operating and administrative expenses was primarily due to $6.7 million of increased wages, fringe benefits and incentive bonus costs, $0.9 million of increased marketing costs in support of our increased sales and other marketing initiatives, $3.0 million of increased other store direct expenses, $0.8 million of share-based compensation expense associated with our equity compensation program, $1.2 million of increased other expenses and $1.1 million of increased public company costs (including secondary offering expenses of $0.9 million). As a percentage of sales, operating and administrative expenses for the twelve weeks ended June 14, 2015 increased 0.3% to 12.6% as compared to 12.3% for the twelve weeks ended June 15, 2014. Approximately 0.04% of the increase in operating and administrative expenses as a percentage of sales was due to the recognition of share-based compensation expense associated with our equity compensation program, 0.07% of the increase was due to increased wages, benefits and incentive bonuses (including 0.13% increase related to our Smart & Final segment partially offset by a 0.01% decrease related to our Cash & Carry segment). Additionally, 0.11% of the increase was due to increased other store direct expenses (including a 0.26% increase related to our Smart & Final segment partially offset by a 0.14% decrease related to our Cash & Carry segment) and an additional 0.11% increase was due to increased public company costs

Interest Expense, Net

Interest expense for the twelve weeks ended June 14, 2015 decreased $1.2 million, or 14.0%, to $7.7 million as compared to $8.9 million for the twelve weeks ended June 15, 2014. This decrease in interest expense was due to lower average debt outstanding, partially offset by a higher average effective interest rate. The increase in the average effective interest rate was primarily due to interest expense associated with an interest rate swap contract.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt in the twelve weeks ended June 14, 2015 in connection with an amendment to our Term Loan Facility to decrease the applicable margin from 3.75% to 3.25%. Costs associated with such loss were related to fees and the write-off of unamortized debt discount and deferred financing costs. We incurred approximately $1.1 million of fees in connection with the amendment to our Term Loan Facility, approximately $0.1 million of which were recorded as deferred financing costs and are amortized over the term of the Term Loan Facility.

Income Tax Provision

Our income tax provision for both of the twelve weeks periods ended June 14, 2015 and June 15, 2014 was $6.9 million. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended June 14, 2015 was 39.5% as compared to 38.9% for the twelve weeks ended June 15, 2014.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended June 14, 2015 was $0.4 million as compared to $0.3 million for the twelve weeks ended June 15, 2014.

Twenty-four Weeks Ended June 14, 2015 Compared to the Twenty-four Weeks Ended June 15, 2014

Net Sales

Net sales for the twenty-four weeks ended June 14, 2015 increased $164.2 million, or 10.5%, to $1,727.3 million as compared to $1,563.1 million for the twenty-four weeks ended June 15, 2014. This increase in net sales was attributable to comparable store sales growth of $74.0 million in our store banners, and the net sales of $90.2 million from the opening of nine new stores in the twenty-four weeks ended June 14, 2015 and 14 new stores in fiscal year 2014.

Comparable store sales for the twenty-four weeks ended June 14, 2015 increased 4.8% as compared to the twenty-four weeks ended June 15, 2014. This increase in comparable store sales was attributable to an increase of 4.2% in comparable transaction count and an increase in comparable average transaction size of 0.6%.

For the twenty-four weeks ended June 14, 2015, net sales for our Smart & Final segment increased $131.1 million, or 11.1%, to $1,316.2 million as compared to $1,185.0 million for the twenty-four weeks ended June 15, 2014. Comparable store sales for our Smart & Final segment increased 4.0% as compared to the twenty-four weeks ended June 15, 2014, primarily attributable to an increase in comparable transaction count of 4.2% partially offset by a decrease in comparable transaction size of 0.2%.

For the twenty-four weeks ended June 14, 2015, net sales for our Cash & Carry segment increased $33.1 million, or 8.7%, to $411.1 million as compared to $378.0 million for the twenty-four weeks ended June 15, 2014. Comparable store sales for our Cash & Carry segment increased 7.2% as compared to the twenty-four weeks ended June 15, 2014, primarily attributable to increases in both comparable transaction count of 4.0% and comparable transaction size of 3.1%.

Gross Margin

Gross margin for the twenty-four weeks ended June 14, 2015 increased $31.0 million, or 13.3%, to $263.7 million as compared to $232.8 million for the twenty-four weeks ended June 15, 2014. The increase in gross margin attributable to increased sales was $24.5 million and the increase in gross margin attributable to increased gross margin rate was $6.5 million. As a percentage of sales, gross margin was 15.3% for the twenty-four weeks ended June 14, 2015 and 14.9% for the twenty-four weeks ended June 15, 2014. Compared to the twenty-four weeks ended June 15, 2014, gross margin as a percentage of sales for the twenty-four weeks ended June 14, 2015 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.29%, including a 0.33% increase related to our Smart & Final segment partially offset by a 0.04% decrease related to our Cash & Carry segment), as well as decreased warehouse and transportation costs as a percentage of sales (accounting for an 0.09% decrease, including a 0.05% decrease related to our Smart & Final segment and a 0.04% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales decreased 0.03%, including a 0.02% increase related to our Smart & Final segment and a 0.05% decrease related to our Cash & Carry segment, reflecting the relatively fixed nature of these costs.

Operating and Administrative Expenses

Operating and administrative expenses for the twenty-four weeks ended June 14, 2015 increased $27.2 million, or 14.0%, to $221.1 million, as compared to $193.8 million for the twenty-four weeks ended June 15, 2014. This increase in operating and administrative expenses was primarily due to $14.6 million of increased wages, fringe benefits and incentive bonus costs, $1.7 million of increased marketing costs in support of our increased sales and other marketing initiatives, $6.6 million of increased other store direct expenses, $3.2 million of share-based compensation expense associated with our equity compensation program, $1.4 million of increased public company costs (including secondary offering expenses of $0.9 million) and $1.1 million of increased other expenses, partially offset by a $1.6 million reduction in consulting costs associated with long-range store development planning (including remodels of our legacy Smart & Final stores and conversions of legacy Smart & Final stores to our Extra! format).  As a percentage of sales, operating and administrative expenses for the twenty-four weeks ended June 14, 2015 increased 0.4% to 12.8% as compared to 12.4% for the twenty-four weeks ended June 15, 2014. Approximately 0.17% of the increase in operating and administrative expenses as a percentage of sales was due to the recognition of share-based compensation expense associated with our equity compensation program, 0.12% of the increase was due to increased wages, benefits and incentive bonuses (including 0.15% increase related to our Smart & Final segment partially offset by a 0.01% decrease related to our Cash & Carry segment). Additionally, 0.14% of the increase was due to increased other store direct expenses related to our Smart & Final segment and an additional 0.08% increase was due to increased public company costs

Interest Expense, Net

Interest expense for the twenty-four weeks ended June 14, 2015 decreased $2.1 million, or 11.7%, to $15.7 million as compared to $17.8 million for the twenty-four weeks ended June 15, 2014. This decrease in interest expense was due to lower average debt outstanding, partially offset by a higher average effective interest rate. The increase in the average effective interest rate was primarily due to interest expense associated with an interest rate swap contract.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt in the twenty-four weeks ended June 14, 2015 related to the amendment of our Term Loan Facility.

Income Tax Provision

Our income tax provision for the twenty-four weeks ended June 14, 2015 increased $1.5 million to $9.8 million as compared to $8.3 million for the twenty-four weeks ended June 15, 2014. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twenty-four weeks ended June 14, 2015 was 39.5% as compared to 39.0% for the twenty-four weeks ended June 15, 2014.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twenty-four weeks ended June 14, 2015 was $0.9 million as compared to $0.7 million for the twenty-four weeks ended June 15, 2014.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of June 14, 2015, we had no amounts drawn under our Revolving Credit Facility and $121.4 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twenty-four Weeks Ended June 14, 2015	Twenty-four Weeks Ended June 15, 2014
Cash and cash equivalents at end of period	$121,353	$65,561
Cash provided by operating activities	71,011	65,750
Cash used in investing activities	(55,237)	(48,462)
Cash used in financing activities	(1,268)	(5,426)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twenty-four weeks ended June 14, 2015 and June 15, 2014 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twenty-four weeks ended June 14, 2015 increased $5.3 million to $71.0 million as compared to $65.8 million for the twenty-four weeks ended June 15, 2014. This increase was primarily attributable to higher net income and improved working capital including lower cash interest payments and cash pension contributions. During the twenty-four weeks ended June 14, 2015, we made cash interest payments of $11.4 million and cash pension contributions of $2.0 million, as compared to cash interest payments of $15.8 million and cash pension contributions of $3.1 million during the twenty-four weeks ended June 15, 2014.

Investing Activities

Cash used in investing activities increased $6.8 million to $55.2 million for the twenty-four weeks ended June 14, 2015 as compared to $48.5 million in the twenty-four weeks ended June 15, 2014. This increase was primarily attributable to a $13.6 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format. The increase in capital expenditures was partially offset by $8.1 million of net proceeds received in the twenty-four weeks ended June 14, 2015 for the sale and leaseback of two store properties and other asset sales.

Financing Activities

Cash used by financing activities decreased $4.2 million to cash used of $1.3 million for the twenty-four weeks ended June 14, 2015, as compared to cash used of $5.4 million for the twenty-four weeks ended June 15, 2014. This decrease was attributable to a $3.6 million decrease in payments on our Term Loan Facility and a $2.7 million decrease in payments of minimum withholding taxes on net share settlements, partially offset by a $1.0 million increase in debt financing fees paid.

At June 14, 2015, we had cash and cash equivalents of $121.4 million, stockholders’ equity of $536.3 million and debt, net of debt discount, of $589.4 million. At June 14, 2015 we had working capital of $111.8 million as compared to $55.1 million at June 15, 2014. This increase in working capital was primarily due to an increase in cash and cash equivalents as a result of our IPO.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of June 14, 2015, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$594,907	$—	$—	$594,907	$—
Interest on long-term debt	134,669	24,317	56,135	54,217	—
Operating leases	1,022,289	100,231	187,037	161,590	573,431
Total contractual obligations	$1,751,865	$124,548	$243,172	$810,714	$573,431

The primary changes in our contractual obligations as of June 14, 2015 as compared to our contractual obligations as of December 28, 2014 relate to additional operating leases entered into during the twenty-four weeks ended June 14, 2015 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of June 14, 2015 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate.  The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off Balance Sheet Arrangements

As of June 14, 2015, we had no off-balance sheet arrangements.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the potential for realization of our deferred tax assets. The realization of our deferred tax assets is dependent on future earnings. Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion or all of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods. Accordingly, significant accounting judgment is required in our assessment of deferred tax assets and valuation allowances and deferred liabilities, and determining the provision for income taxes and related accruals.

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

Closed Store Reserve

We maintain reserves for costs associated with closures of operating stores and other properties that are no longer being utilized in current operations. In the event a leased store is closed before the expiration of the associated lease, the discounted remaining lease obligation less estimated sublease rental income, asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous closing costs associated with the disposal activity are recognized when the store closes. Adjustments to closed store liabilities primarily relate to changes in subtenant income and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue model is designed to provide a more robust framework for addressing revenue issues and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date of this ASU. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. We do not expect the adoption of ASU 2014-12 will have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 will have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 is intended to improve upon and simplify the consolidation assessment required to evaluate whether organizations should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. We do not expect the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. We are currently evaluating the guidance to determine the impact on our balance sheet presentation.

In April 2015, FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”).ASU 215-04 permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 215-05 provides guidance about an entity’s accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the entity should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the entity should account for the arrangement as a service contract. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities.  We do not expect that the adoption of this ASU will have a significant impact on our consolidated financial statements.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of June 14, 2015, a 1% increase in interest rates would increase our annual interest cost by approximately $1.4 million. This impact reflects any offset from our current hedging activities. There would be no impact if the interest rate were to decrease 1% due to an interest rate floor that exists on the Term Loan Facility.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $12.2 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 14, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twenty-four weeks ended June 14, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 28, 2014 filed with the SEC on March 25, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. However, on June 24, 2015, the State of Delaware took legislative action, effective August 1, 2015, prohibiting Delaware stock corporations from adopting fee-shifting provisions in their certificates of incorporation or bylaws. As a result of the change in Delaware law, the risk factor entitled, “Under our certificate of incorporation, stockholders that initiate certain proceedings may be obligated to reimburse us for all fees, costs and expenses incurred by us in connection with such proceedings if the claim proves unsuccessful” is no longer applicable.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
10.1

Amendment No. 3 to Credit Agreement, dated as of May 12, 2015, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

(1) Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 22, 2014, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the persons undersigned thereunto duly authorized.

SMART & FINAL STORES, INC.
(Registrant)

July 22, 2015	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

July 22, 2015	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)