Form 10-Q
period 2015-10-04
Smart & Final Stores, Inc.
filed 2015-11-12
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at November 6, 2015
common stock, $0.001 par value	73,736,982

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 4, 2015 (unaudited) and December 28, 2014	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen and forty weeks ended October 4, 2015 and October 5, 2014 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the sixteen and forty weeks ended October 4, 2015 and October 5, 2014 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the forty weeks ended October 4, 2015 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	October 4, 2015	December 28, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,300	$106,847
Accounts receivable, less allowances of $809 and $787 at October 4, 2015 and December 28, 2014, respectively	22,581	23,666
Inventories	232,218	223,404
Prepaid expenses and other current assets	15,428	26,532
Deferred income taxes	22,500	22,419
Total current assets	415,027	402,868

Property, plant, and equipment:
Land	10,940	11,165
Buildings and improvements	20,441	23,938
Leasehold improvements	222,664	176,114
Fixtures and equipment	251,758	203,473
Construction in progress	16,138	7,344
	521,941	422,034
Less accumulated depreciation and amortization	160,559	115,350
	361,382	306,684

Capitalized software, net of accumulated amortization of $11,632 and $9,486 at October 4, 2015 and December 28, 2014, respectively	10,775	10,403
Other intangible assets, net	323,550	325,289
Goodwill	611,242	611,242
Deferred financing costs, net	4,496	5,894
Equity investment in joint venture	12,355	11,924
Other assets	49,951	54,988
Total assets	$1,788,778	$1,729,292

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$191,520	$184,897
Accrued salaries and wages	28,783	28,582
Accrued expenses	82,733	72,667
Total current liabilities	303,036	286,146

Long-term debt, less debt discount	589,789	588,117
Deferred income taxes	125,392	125,673
Postretirement and postemployment benefits	120,400	127,004
Other long-term liabilities	97,865	85,144

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 73,736,982 and 73,755,388 at October 4, 2015 and December 28, 2014, respectively	74	74
Additional paid-in capital	499,823	489,550
Retained earnings	60,302	32,001
Accumulated other comprehensive loss	(7,903)	(4,417)
Total stockholders’ equity	552,296	517,208
Total liabilities and stockholders’ equity	$1,788,778	$1,729,292

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4, 2015	October 5, 2014	October 4, 2015	October 5, 2014

Net sales	$1,246,063	$1,131,821	$2,973,354	$2,694,908
Cost of sales, buying and occupancy	1,058,824	962,317	2,522,367	2,292,630
Gross margin	187,239	169,504	450,987	402,278

Operating and administrative expenses	157,040	140,678	378,122	334,527
Income from operations	30,199	28,826	72,865	67,751

Interest expense, net	9,333	11,725	25,007	29,483
Loss on early extinguishment of debt	—	2,224	2,192	2,224
Equity in earnings of joint venture	138	318	1,045	1,032
Income before income taxes	21,004	15,195	46,711	37,076

Income tax provision	(8,624)	(4,972)	(18,410)	(13,231)
Net income	$12,380	$10,223	$28,301	$23,845

Basic earnings per share	$0.17	$0.17	$0.39	$0.41
Diluted earnings per share	0.16	$0.17	$0.37	$0.40

Weighted average shares outstanding:
Basic	73,116,746	59,101,972	73,099,258	57,969,954
Diluted	77,404,466	61,232,212	77,025,990	60,196,116

Comprehensive income:
Net income	$12,380	$10,223	$28,301	$23,845
Derivative instruments:
(Loss) gain, net of tax of $(1,025) and $13, respectively, for the sixteen weeks ended; $(1,780) and $(1,291), respectively, for the forty weeks ended	(1,538)	20	(2,670)	(1,936)
Reclassification adjustments, net of tax of $(40) and $4, respectively, for the sixteen weeks ended; $(23) and $16, respectively, for the forty weeks ended	(61)	6	(35)	24
Foreign currency translation	13	1	(781)	16
Other comprehensive (loss) income	(1,586)	27	(3,486)	(1,896)
Comprehensive income	$10,794	$10,250	$24,815	$21,949

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Forty Weeks Ended
	October 4, 2015	October 5, 2014
Operating activities
Net income	$28,301	$23,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,982	27,107
Amortization	22,688	21,886
Amortization of deferred financing costs and debt discount	2,114	2,509
Share-based compensation	8,081	8,455
Excess tax benefits related to share-based payments	(275)	(730)
Deferred income taxes	1,442	(3,382)
Equity in earnings of joint venture	(1,045)	(1,032)
(Gain) loss on disposal of property, plant, and equipment	(38)	28
Asset impairment	562	501
Loss on early extinguishment of debt	2,192	2,224
Changes in operating assets and liabilities:
Accounts receivable, net	1,085	(2,871)
Inventories	(8,814)	(1,540)
Prepaid expenses and other assets	15,620	3,589
Accounts payable	6,623	12,306
Accrued salaries and wages	201	2,778
Other accrued liabilities	6,835	4,752
Net cash provided by operating activities	114,554	100,425

Investing activities
Purchases of property, plant, and equipment	(101,025)	(87,619)
Proceeds from sale of property, plant, and equipment	8,103	33
Investment in capitalized software	(3,254)	(2,065)
Purchase of intangible asset	—	(100)
Other	(1,252)	(38)
Net cash used in investing activities	(97,428)	(89,789)

Financing activities
Issuance of common stock in IPO	—	173,080
Issuance of common stock, other	—	79
Proceeds from exercise of stock options	196	450
Payment of minimum withholding taxes on net share settlement of stock option exercise and vested restricted stock	(694)	(2,667)
Fees paid in conjunction with debt financing	(1,236)	(200)
Payments on bank debt	—	(120,880)
Payments of public offering issuance costs	(214)	(4,611)
Excess tax benefits related to share-based payments	275	730
Contingent consideration related to acquisition of SFHC	—	(248)
Net cash (used in) provided by financing activities	(1,673)	45,733

Net increase in cash and cash equivalents	15,453	56,369
Cash and cash equivalents at beginning of period	106,847	53,699
Cash and cash equivalents at end of period	$122,300	$110,068

Cash paid during the period for:
Interest	$22,407	$33,174
Income taxes	$10,229	$11,375

Non-cash investing and financing activities
Software development costs incurred but not paid	$—	$57
Construction in progress costs incurred but not paid	$16,147	$12,593

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208
Issuance of restricted stock awards	16,525	—	—	—	—	—
Forfeiture of restricted stock awards	(23,745)	—	—	—	—	—
Share-based compensation	—	—	8,081	—	—	8,081
Excess tax benefit for exercise of stock-based compensation awards	—	—	275	—	—	275
Stock option exercises	33,098	—	196	—	—	196
Vested restricted stock awards withheld on net share settlement	(44,284)	—	(694)	—	—	(694)
Tax benefit of IPO transaction costs	—	—	2,415	—	—	2,415
Net income	—	—	—	28,301	—	28,301
Other comprehensive loss	—	—	—	—	(3,486)	(3,486)
Balance at October 4, 2015	73,736,982	$74	$499,823	$60,302	$(7,903)	$552,296

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

The Company operates its stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of October 4, 2015, the Company operated 270 stores throughout the Western United States (“U.S.”).

The Company holds a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 16 “Smart & Final” format stores in northwestern Mexico as of October 4, 2015.

Initial Public Offering and Secondary Public Offering

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates first-in, first-out (“FIFO”)) or market. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable, and other current assets.

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

Capitalized Software

Capitalized software costs are comprised of third-party purchased software costs, qualifying capitalized costs associated with internally developed software including internal direct labor costs, and installation costs. Such capitalized costs are amortized over the period that the benefits of the software are fully realizable and enhance the operations of the business, ranging from three to five years, using the straight-line method.

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

Signature brands and the non-compete agreement are amortized on a straight-line basis.

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

Lease Accounting

Certain of the Company’s operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are charged to expense on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. ASC 410, Asset Retirement and Environmental Obligations, requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of the Company’s business, its asset retirement obligation with respect to owned or leased properties is not significant.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the consolidated statements of operations and comprehensive income when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material impact on the Company’s consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities.  The Company does not expect the adoption of ASU 2015-03 will have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2015-11 will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). The amendments in Part II of ASU 2015-12 seek to simplify and increase the effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. The Company does not expect that the adoption of ASU 2015-12 will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.The guidance requires entities to apply the update prospectively for amounts that occur after the effective date. The Company does not expect that the adoption of ASU 2015-16 will have a material impact on the Company’s consolidated financial statements.

4. Debt

Long-term debt at October 4, 2015, and December 28, 2014 was as follows (in thousands):

	October 4, 2015	December 28, 2014
Term Loan Facility, at 4.00% and 4.75%	$594,907	$594,907
Less:
Discount on debt issuance	(5,118)	(6,790)
Total long-term debt	$589,789	$588,117

In conjunction with the Ares Acquisition, Smart & Final Stores LLC (“Smart & Final Stores”) entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the Term Loan Facility and a second lien term loan facility (the “Second Lien Term Loan Facility”) and an asset-based lending facility (the “Revolving Credit Facility” and, together with the Term Loan Facility and Second Lien Term Loan Facility, the “Credit Facilities”).

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

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. As of October 4, 2015 and December 28, 2014, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.00% and 4.75%, respectively.

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

During the second quarter of 2015, the Company amended the Term Loan Facility to reduce (i) the ABR Borrowings applicable margin from 2.75% to 2.25%, (ii) the Eurocurrency Borrowings applicable margin from 3.75% to 3.25% and (iii) the Adjusted LIBOR floor rate from 1.00% to 0.75% (the “Third Amendment”). The November 15, 2019 maturity date remained unchanged. Consequently, during the second quarter of 2015, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $1.1 million of fees in connection with the Third Amendment. Approximately $0.1 million of these fees were recorded as deferred financing costs and are being amortized over the remaining term of the Term Loan Facility.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At October 4, 2015 and December 28, 2014, the alternate base rate was 3.25% and the applicable margin for alternate base rate loans was 0.25% for a total rate of 3.50%. The calculated borrowing base of the Revolving Credit Facility was $171.7 million and $156.3 million at October 4, 2015 and December 28, 2014, respectively. As of October 4, 2015 and December 28, 2014, there was no balance outstanding under the Revolving Credit Facility.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $26.6 million outstanding as of both October 4, 2015 and December 28, 2014. As of October 4, 2015 and December 28, 2014, the amount available for borrowing under the Revolving Credit Facility was $123.4 million. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of October 4, 2015 and December 28, 2014, no trigger event had occurred.

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

As of October 4, 2015 and December 28, 2014, respectively, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	October 4, 2015	December 28, 2014
Other assets	$—	$3,082
Other long-term liabilities	(1,021)	—
Accrued expenses	(2,772)	(2,426)
Total derivatives designated as hedging instruments	$(3,793)	$656

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of loss reclassified from AOCI into earnings for the forty weeks ended October 4, 2015 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(2,705)	$(35)

6. Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for its financial and nonfinancial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at October 4, 2015
Description	Total as of October 4, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,026	$2,026	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,618	2,618	—	—
Other assets—deferred compensation plan investment in Sprouts	3,961	3,961	—	—
Financial liabilities
Derivatives	(3,793)	—	(3,793)	—
Other long-term liabilities—deferred compensation plan	(19,934)	(3,961)	(15,973)	—
Total	$(15,122)	$4,644	$(19,766)	$—

Level 1 Investments include money market funds of $2.0 million, market index funds of $2.6 million, and an investment in Sprouts of $4.0 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $16.0 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $3.8 million of derivatives, which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2015	2014	2015	2014

Service cost	$485	$345	$1,094	$826
Interest cost	2,876	2,639	6,489	6,311
Expected return on plan assets	(3,135)	(2,822)	(7,073)	(6,750)
Amortization of net actuarial gain	—	(209)	—	(501)
Net periodic benefit cost	$226	$(47)	$510	$(114)

During the forty weeks ended October 4, 2015, the Company made a $6.6 million contribution to the Single-Employer Plan. The Company expects to fund a total minimum required contribution of $7.3 million for fiscal year 2015.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2015	2014	2015	2014

Interest cost	$339	$369	$847	$923
Net periodic benefit cost	$339	$369	$847	$923

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2015	2014	2015	2014

Service cost	$123	$93	$308	$233
Interest cost	215	204	538	508
Prior service credit	—	(13)	—	(33)
Net periodic benefit cost	$338	$284	$846	$708

8. Income Taxes

The Company’s effective tax rate for the forty weeks ended October 4, 2015 and October 5, 2014 was 39.4% and 35.7%, respectively.  The increase in the 2015 effective tax rate was primarily due to permanent differences relating to changes in the cash surrender value of corporate-owned life insurance policies, death benefit of corporate-owned life insurance policies and job credits.

During the third quarter of 2015, the Company concluded a tax study on the tax deductibility of IPO transaction costs and recorded a tax benefit of $2.4 million recognized through additional paid-in capital.

The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense. At October 4, 2015, the Company had accrued a liability for penalties and interest of $0.4 million.

SFSI or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

The tax years which remain subject to examination or are being examined by major tax jurisdictions as of October 4, 2015 include fiscal years 2009 through 2014 for state purposes and 2007 through 2014 for federal purposes.

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

Effective September 23, 2014, SFSI’s board of directors and the compensation committee of SFSI’s board of directors (the “Compensation Committee”) granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment.  The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO. During the forty weeks ended October 4, 2015, the Compensation Committee granted an aggregate of 16,525 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms and vest over four years, subject to continuous employment.  Also, as of October 4, 2015, a total of 23,745 shares of restricted stock related to the September 23, 2014 grant had been forfeited and a total of 122,496 shares of restricted stock related to the September 23, 2014 grant had vested. During the forty weeks ended October 4, 2015, there were 44,284 shares of restricted stock retained by the Company to fund the grantee’s minimum income tax obligations in connection with the vesting of such awards.

Effective September 23, 2014, SFSI’s board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under “2012 Incentive Plan,” are referred to herein as the “Time-Based Options.” Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. On March 24, 2015, SFSI’s board of directors authorized and approved the modification of the vesting term of options granted to one management employee participant.  As a result of the modification, stock options to purchase up to 16,668 shares of Common Stock will vest on April 1, 2016. The remaining Time-Based Options granted (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year.  During the forty weeks ended October 4, 2015, SFSI’s board of directors granted a stock option to purchase up to a total of 15,000 shares of Common Stock to one management employee. All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

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

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the forty weeks ended October 4, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 28, 2014	681,028	$10.89
Granted	16,525	15.57
Forfeited	(23,745)	12.00
Vested	(122,496)	12.00
Outstanding at October 4, 2015	551,312	$10.73

The Company recorded share-based compensation expense related to the restricted stock awards of $1.0 million and $2.7 million for the sixteen and forty weeks ended October 4, 2015, respectively. As of October 4, 2015, the unrecognized compensation cost was $3.3 million and related weighted-average period over which restricted stock award expense was expected to be recognized was 2.04 years.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the forty weeks ended October 4, 2015 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,131,468	$12.00
Granted	15,000	16.32
Forfeited	(25,500)	12.00
Exercised	—	—
Expired	—	—
Outstanding at October 4, 2015	2,120,968	$12.03	8.98 years	$7,287
Exercisable at October 4, 2015	305,922	$12.00	8.97 years	$1,058

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options.  The closing stock price of the Common Stock as reported on the NYSE as of October 2, 2015 was $15.46.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $1.1 million and $2.7 million for the sixteen and forty weeks ended October 4, 2015, respectively. As of October 4, 2015, the unrecognized compensation cost was $5.1 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 2.68 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock.  Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the forty weeks ended October 4, 2015 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	5,354,200	$6.58
Forfeited	(24,396)	6.58
Exercised	(33,098)	5.91
Cancelled	—	—
Expired	—	—
Outstanding at October 4, 2015	5,296,706	$6.58	7.34 years	$46,986
Exercisable at October 4, 2015	2,108,582	$6.59	7.34 years	$18,692

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. For Common Stock issued upon exercise of such stock options granted pursuant to such standard form of stock option award agreement, if a participant’s employment was terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity, the repurchase price of such shares of Common Stock was the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elected to exercise its repurchase rights, it was required to do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants, including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO.  The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $1.1 million and $2.7 million for the sixteen and forty weeks ended October 4, 2015, respectively. As of October 4, 2015, the unrecognized compensation cost was $3.3 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 1.5 years.

In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the “Rollover Options”). For Common Stock issued upon exercise of a Rollover Option, prior to the IPO, the repurchase price was the fair market value of the Common Stock on the date of termination. In the event of a participant’s termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elected to exercise its repurchase right, it was required to do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant’s termination of employment for any other reason, the repurchase right was required to be exercised by the Company during the 90-day period following the date of termination.  On May 30, 2014, one management employee participant net settled a Rollover Option to purchase 924,730 shares of Common Stock to satisfy a portion of the required exercise price of the issued shares and to cover the minimum amount of required employee withholding taxes, resulting in the issuance of 426,170 shares of Common Stock.  As of  October 4, 2015,  a total of  2,700,850 Rollover Options to purchase Common Stock was outstanding. All Rollover Options were fully vested.  The weighted-average exercise price of the Rollover Options was $2.26.  As of October 4, 2015, the weighted-average remaining contractual term was 2.3 years.  The aggregate intrinsic value was $35.7 million.

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the forty weeks ended October 4, 2015 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)
OCI before reclassification	—	(2,670)	(781)	(3,451)
Amounts reclassified out of AOCI	—	(35)	—	(35)
Net current period OCI	—	(2,705)	(781)	(3,486)
Balance at October 4, 2015	$(3,956)	$(2,320)	$(1,627)	$(7,903)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the forty weeks ended October 4, 2015 (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Loss on cash flow hedges
Interest rate swaps	$(58)	Interest expense, net
	(58)	Total before income taxes
	23	Income tax benefit
	$(35)	Reclassification adjustments, net of tax
Total reclassifications for the forty weeks ended October 4, 2015	$(35)	Total reclassifications, net of tax

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

For the sixteen weeks ended October 4, 2015, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$940,168	$305,895	$—	$1,246,063
Cost of sales, distribution and store occupancy	794,004	262,131	2,689	1,058,824
Operating and administrative expenses	116,276	19,964	20,800	157,040
Income (loss) from operations	$29,888	$23,800	$(23,489)	$30,199
As of October 4, 2015:
Total assets	$1,605,020	$298,210	$(114,452)	$1,788,778
Intercompany receivable (payable)	$214,609	$(39,448)	$(175,161)	$—
Investment in joint venture	$—	$—	$12,355	$12,355
Goodwill	$406,662	$204,580	$—	$611,242
For the sixteen weeks ended October 4, 2015:
Capital expenditures	$39,365	$1,741	$1,149	$42,255
Depreciation and amortization	$18,142	$1,095	$2,649	$21,886

For the sixteen weeks ended October 5, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$839,276	$292,545	$—	$1,131,821
Cost of sales, distribution and store occupancy	708,599	251,148	2,570	962,317
Operating and administrative expenses	102,688	18,495	19,495	140,678
Income (loss) from operations	$27,989	$22,902	$(22,065)	$28,826
For the sixteen weeks ended October 5, 2014:
Capital expenditures	$38,535	$803	$1,900	$41,238
Depreciation and amortization	$16,103	$1,165	$3,272	$20,540

For the forty weeks ended October 4, 2015, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,256,357	$716,997	$—	$2,973,354
Cost of sales, distribution and store occupancy	1,898,841	616,646	6,880	2,522,367
Operating and administrative expenses	276,922	48,483	52,717	378,122
Income (loss) from operations	$80,594	$51,868	$(59,597)	$72,865
For the forty weeks ended October 4, 2015:
Capital expenditures	$93,415	$6,060	$4,804	$104,279
Depreciation and amortization	$42,643	$2,501	$6,526	$51,670

For the forty weeks ended October 5, 2014, the operating information for the reportable segments is shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,024,324	$670,584	$—	$2,694,908
Cost of sales, distribution and store occupancy	1,707,868	578,479	6,283	2,292,630
Operating and administrative expenses	243,651	44,324	46,552	334,527
Income (loss) from operations	$72,805	$47,781	$(52,835)	$67,751
For the forty weeks ended October 5, 2014:
Capital expenditures	$83,595	$1,184	$4,905	$89,684
Depreciation and amortization	$38,134	$2,882	$7,977	$48,993

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 4,	October 5,	October 4,	October 5,
	2015	2014	2015	2014

Net income	$12,380	$10,223	$28,301	$23,845

Weighted average shares outstanding for basic EPS	73,116,746	59,101,972	73,099,258	57,969,954
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	4,287,720	2,130,240	3,926,732	2,226,162
Weighted average shares and share equivalents outstanding for diluted EPS	77,404,466	61,232,212	77,025,990	60,196,116

Basic earnings per share	$0.17	$0.17	$0.39	$0.41
Diluted earnings per share	$0.16	$0.17	$0.37	$0.40

Potentially dilutive securities representing 9,375 and 2,847,491 shares of Common Stock for the sixteen weeks ended October 4, 2015 and October 5, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 835,449 and 1,773,534 shares of Common Stock for the forty weeks ended October 4, 2015 and October 5, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

15. Asset Purchase Agreement

On October 2, 2015, the Company announced that Smart & Final Stores LLC (“Smart & Final”), an indirect subsidiary of SFSI, had entered into an Asset Purchase Agreement whereby Smart & Final has agreed to become a “stalking horse bidder” to acquire certain assets, including 28 store leases and related assets, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, “Haggen”), for a purchase price of $56 million, subject to certain adjustments. Smart & Final has also won bids to acquire four additional store leases and related assets of Haggen for an aggregate purchase price of $11.8 million.

The closing of these transactions, which remains subject to approval by the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) and customary closing conditions, is expected to close in the Company’s fourth quarter of 2015.

Smart & Final will acquire certain leasehold interests in California, as well as associated improvements, fixtures, equipment, permits and licenses, and will assume certain specified liabilities of Haggen.  Haggen will retain inventory, pharmacy assets, prescription files and certain other assets with respect to each of the stores.

16. Share Repurchase Program

The Company’s Board of Directors has authorized a share repurchase program of up to $25 million of the Company’s common stock, to be financed from cash on hand and executed over a period of time. The Company expects any repurchases under the program to commence on or about November 16, 2015 and occur over the following twelve months.

The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, the Company may acquire shares in open market transactions (including pursuant to plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended) or privately negotiated transactions.

17. Subsequent Events

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

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of October 4, 2015, we operated 270 non-membership, warehouse-style stores throughout the Western United States, with an additional 16 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the forty weeks ended October 4, 2015, our Smart & Final and Cash & Carry segments represented approximately 75.9% and 24.1%, respectively, of our consolidated sales compared with 75.1% and 24.9%, respectively, for the forty weeks ended October 5, 2014.

Our Smart & Final segment is based in Commerce, California and includes, as of October 4, 2015, 96 legacy Smart & Final stores and 120 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of October 4, 2015, 54 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. For the Smart & Final banner, our current plan is to achieve 10% unit store growth each year. This goal equates to opening 20 new Extra! stores in fiscal 2015. We have the opportunity to pursue accelerated development of Smart & Final Extra! stores in fiscal 2016 through the acquisition of 32 store leases and related assets in central and southern California previously operated under the Haggen banner (though the acquisition remains subject to approval by the Bankruptcy Court and customary closing conditions). Our fiscal 2016 store development plans also include an anticipated six to eight additional new Extra!  stores. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open three to five new Cash & Carry stores in fiscal 2016.

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

During the forty weeks ended October 4, 2015, the Company opened 15 new Extra! format stores, relocated two legacy Smart & Final stores which reopened under the Extra! format, converted five legacy Smart & Final stores to the Extra! format, opened one new Cash & Carry banner store, and relocated one Cash & Carry banner store.

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

As of October 4, 2015, we had a portfolio of approximately 3,025 private label items, which represented 30% of our Smart & Final banner sales for the forty weeks ended October 4, 2015. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted in the short term, as we sell lower-priced inventory in a higher price environment. Over the longer term, the impact of inflation is largely dependent on our ability to pass through product cost increases to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in early fiscal year 2012 and continuing through early fiscal 2015, we experienced food price inflation, particularly in some commodity driven categories, and we were generally able to pass through the effect of these higher prices. In the second quarter of 2015, we experienced food price deflation, particularly in some commodity driven categories which also was generally passed through in customer pricing. Our estimate of the net result of the year-to-year inflation trend is that the forty weeks ended October 4, 2015 is slightly inflationary.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of October 4, 2015, this joint venture operated 16 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. During the forty weeks ended October 4, 2015 the joint venture opened two new stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

Initial Public Offering and Secondary Public Offering

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statement of Operations Data

	Sixteen Weeks Ended				Forty Weeks Ended
	October 4, 2015		October 5, 2014		October 4, 2015		October 5, 2014
	(Dollars in thousands, except per share amounts)
Net sales	$1,246,063	100.0%	$1,131,821	100.0%	$2,973,354	100.0%	$2,694,908	100.0%
Cost of sales, buying and occupancy	1,058,824	85.0%	962,317	85.0%	2,522,367	84.8%	2,292,630	85.1%
Gross margin	187,239	15.0%	169,504	15.0%	450,987	15.2%	402,278	14.9%
Operating and administrative expenses	157,040	12.6%	140,678	12.4%	378,122	12.7%	334,527	12.4%
Income from operations	30,199	2.4%	28,826	2.5%	72,865	2.5%	67,751	2.5%
Interest expense, net	9,333	0.7%	11,725	1.0%	25,007	0.8%	29,483	1.1%
Loss on early extinguishment of debt	—	0.0%	2,224	0.2%	2,192	0.1%	2,224	0.1%
Equity in earnings of joint venture	138	0.0%	318	0.0%	1,045	0.0%	1,032	0.0%
Income before income taxes	21,004	1.7%	15,195	1.3%	46,711	1.6%	37,076	1.4%
Income tax provision	(8,624)	-0.7%	(4,972)	-0.4%	(18,410)	-0.6%	(13,231)	-0.5%
Net income	$12,380	1.0%	$10,223	0.9%	$28,301	1.0%	$23,845	0.9%

Per Share Data:

Basic earnings per share	$0.17		$0.17		$0.39		$0.41
Diluted earnings per share	$0.16		$0.17		$0.37		$0.40

Other Operating Data

Comparable store sales growth	4.8%		6.6%		4.8%		5.8%
Smart & Final banner	5.5%		4.7%		4.6%		4.4%
Cash & Carry banner	2.9%		11.8%		5.3%		9.9%

Stores at end of period	270		252		270		252
Smart & Final banner	216		200		216		200
Extra! format	120		90		120		90
Cash & Carry banner	54		52		54		52

Sixteen Weeks Ended October 4, 2015 Compared to the Sixteen Weeks Ended October 5, 2014

Net Sales

Net sales for the sixteen weeks ended October 4, 2015 increased $114.2 million, or 10.1%, to $1,246.1 million as compared to $1,131.8 million for the sixteen weeks ended October 5, 2014. This increase in net sales was attributable to comparable store sales growth of $53.6 million in our store banners, and the net sales of $60.6 million from the opening of 16 new stores in the forty weeks ended October 4, 2015 and 14 new stores in fiscal year 2014.

Comparable store sales for the sixteen weeks ended October 4, 2015 increased 4.8% as compared to the sixteen weeks ended October 5, 2014. This increase in comparable store sales was attributable to an increase of 5.0% in comparable transaction count, partially offset by a decrease in comparable average transaction size of 0.2%.

For the sixteen weeks ended October 4, 2015, net sales for our Smart & Final segment increased $100.9 million, or 12.0%, to $940.2 million as compared to $839.3 million for the sixteen weeks ended October 5, 2014. Comparable store sales for our Smart & Final segment increased 5.5% as compared to the sixteen weeks ended October 5, 2014, primarily attributable to increases in both comparable transaction count of 5.4% and comparable transaction size of 0.1%.

For the sixteen weeks ended October 4, 2015, net sales for our Cash & Carry segment increased $13.4 million, or 4.6%, to $305.9 million as compared to $292.5 million for the sixteen weeks ended October 5, 2014. Comparable store sales for our Cash & Carry segment increased 2.9% as compared to the sixteen weeks ended October 5, 2014, primarily attributable to increases in both comparable transaction count of 2.5% and comparable transaction size of 0.4%.

Gross Margin

Gross margin for the sixteen weeks ended October 4, 2015 increased $17.7 million, or 10.5%, to $187.2 million as compared to $169.5 million for the sixteen weeks ended October 5, 2014. The increase in gross margin attributable to increased sales was $17.1 million and the increase in gross margin attributable to increased gross margin rate was $0.6 million. As a percentage of sales, gross margin was 15.0% for the sixteen weeks ended both October 4, 2015 and October 5, 2014. Compared to the sixteen weeks ended October 5, 2014, gross margin as a percentage of sales for the sixteen weeks ended October 4, 2015 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.17%, including a 0.38% increase related to our Smart & Final segment partially offset by a 0.21% decrease related to our Cash & Carry segment), as well as decreased warehouse and transportation costs as a percentage of sales (accounting for a 0.03% decrease, including a 0.01% increase related to our Smart & Final segment offset by a 0.04% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.15% including a 0.18% increase related to our Smart & Final segment partially offset by a 0.03% decrease related to our Cash & Carry segment. This increase is primarily due to increased building rent and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the sixteen weeks ended October 4, 2015 increased $16.4 million, or 11.6%, to $157.0 million, as compared to $140.7 million for the sixteen weeks ended October 5, 2014. This increase in operating and administrative expenses was primarily due to $10.1 million of increased wages, fringe benefits and incentive bonus costs, $1.3 million of increased marketing costs in support of our increased sales and other marketing initiatives, $4.3 million of increased other store direct expenses, $0.8 million increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP partially offset by decreases of $3.5 million in share-based compensation expense associated with our equity compensation program and $0.7 million in other expenses. Operating and administrative expenses for the sixteen weeks ended October 5, 2014 included the benefit of a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a $0.7 million gain associated with the death benefit on a corporate-owned life insurance policy that supported our deferred compensation program. There were no similar gains reported in the sixteen weeks ended October 4, 2015. As a percentage of sales, operating and administrative expenses for the sixteen weeks ended October 4, 2015 increased 0.2% to 12.6% as compared to 12.4% for the sixteen weeks ended October 5, 2014. Operating and administrative expenses as a percentage of sales increased by 0.12% due to increased wages, benefits and incentive bonuses (including 0.19% increase related to our Smart & Final segment partially offset by a 0.03% decrease related to our Cash & Carry segment), 0.03% of the increase was due to increased marketing costs attributable primarily to our Smart & Final segment, 0.08% of the increase was due to increased other store direct expenses (including a 0.07% increase related to our Smart & Final segment and a 0.01% increase related to our Cash & Carry segment), 0.06% of the increase was due to increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of ther SERP, partially offset by a 0.34% decrease associated with the recognition of share-based compensation expense associated with our equity compensation program, and a 0.15% decrease associated with decreases in other expenses. Operating and administrative expenses, as a percentage of sales, for the sixteen weeks ended October 5, 2014 benefited 0.29% from the reversal of an executive compensation reserve that was no longer necessary and 0.06% from the gain associated with the death benefit on a corporate-owned life insurance.

Interest Expense, Net

Interest expense for the sixteen weeks ended October 4, 2015 decreased $2.4 million, or 20.4%, to $9.3 million as compared to $11.7 million for the sixteen weeks ended October 5, 2014. This decrease in interest expense was due to lower average effective interest rate and lower average debt outstanding. The lower average effective interest rate was primarily the result of our amendment to our Term Loan Facility in the second quarter of 2015.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt in the sixteen weeks ended October 5, 2014 in connection with the $115.5 million repayment of borrowings under the Term Loan Facility in connection with our IPO.  Costs associated with such loss were due to the write-off of the related unamortized debt discount and deferred financing costs.

Income Tax Provision

Our income tax provision for the sixteen weeks ended October 4, 2015 increased $3.6 million to $8.6 million as compared to $5.0 million for the sixteen weeks ended October 5, 2014. The effective income tax rate, excluding the equity in earnings of our joint venture, for the sixteen weeks ended October 4, 2015 was 41.3% as compared to 33.4% for the sixteen weeks ended October 5, 2014. The effective income tax rate for the sixteen weeks ended October 4, 2015 reflects the permanent difference relating to losses in the cash surrender value of corporate-owned life insurance policies, which are not tax deductible. The effective income tax rate for the sixteen weeks ended October 5, 2014 reflects the non-taxable gain on the death benefit associated with a corporate-owned life insurance policy and the non-taxable gain recognized on the reversal of the executive compensation reserve.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the sixteen weeks ended October 4, 2015 was $0.1 million as compared to $0.3 million for the sixteen weeks ended October 5, 2014.

Forty Weeks Ended October 4, 2015 Compared to the Forty Weeks Ended October 5, 2014

Net Sales

Net sales for the forty weeks ended October 4, 2015 increased $278.5 million, or 10.3%, to $2,973.4 million as compared to $2,694.9 million for the forty weeks ended October 5, 2014. This increase in net sales was attributable to comparable store sales growth of $127.6 million in our store banners, and the net sales of $150.9 million from the opening of 16 new stores in the forty weeks ended October 4, 2015 and 14 new stores in fiscal year 2014.

Comparable store sales for the forty weeks ended October 4, 2015 increased 4.8% as compared to the forty weeks ended October 5, 2014. This increase in comparable store sales was attributable to an increase of 4.5% in comparable transaction count and an increase in comparable average transaction size of 0.2%.

For the forty weeks ended October 4, 2015, net sales for our Smart & Final segment increased $232.0 million, or 11.5%, to $2,256.4 million as compared to $2,024.3 million for the forty weeks ended October 5, 2014. Comparable store sales for our Smart & Final segment increased 4.6% as compared to the forty weeks ended October 5, 2014, primarily attributable to an increase in comparable transaction count of 4.7% partially offset by a decrease in comparable transaction size of 0.1%.

For the forty weeks ended October 4, 2015, net sales for our Cash & Carry segment increased $46.4 million, or 6.9%, to $717.0 million as compared to $670.6 million for the forty weeks ended October 5, 2014. Comparable store sales for our Cash & Carry segment increased 5.3% as compared to the forty weeks ended October 5, 2014, primarily attributable to increases in both comparable transaction count of 3.4% and comparable transaction size of 1.9%.

Gross Margin

Gross margin for the forty weeks ended October 4, 2015 increased $48.7 million, or 12.1%, to $451.0 million as compared to $402.3 million for the forty weeks ended October 5, 2014. The increase in gross margin attributable to increased sales was $41.6 million and the increase in gross margin attributable to increased gross margin rate was $7.1 million. As a percentage of sales, gross margin was 15.2% for the forty weeks ended October 4, 2015 and 14.9% for the forty weeks ended October 5, 2014. Compared to the forty weeks ended October 5, 2014, gross margin as a percentage of sales for the forty weeks ended October 4, 2015 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.23%, including a 0.35% increase related to our Smart & Final segment partially offset by a 0.12% decrease related to our Cash & Carry segment), as well as decreased warehouse and transportation costs as a percentage of sales (accounting for a 0.06% decrease, including a 0.03% decrease related to our Smart & Final segment and a 0.03% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.05%, including a 0.09% increase related to our Smart & Final segment partially offset by a 0.04% decrease related to our Cash & Carry segment. This increase is primarily due to increased building rent and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the forty weeks ended October 4, 2015 increased $43.6 million, or 13.0%, to $378.1 million, as compared to $334.5 million for the forty weeks ended October 5, 2014. This increase in operating and administrative expenses was primarily due to $24.7 million of increased wages, fringe benefits and incentive bonus costs, $3.0 million of increased marketing costs in support of our increased sales and other marketing initiatives, $10.9 million of increased other store direct expenses, $1.7 million of increased public company costs, $0.9 million of increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and $0.4 million of increases in other expenses partially offset by decreases of $0.4 million in share-based compensation expense associated with our equity compensation program and a $1.7 million reduction in consulting costs associated with long-range store development planning (including remodels of our legacy Smart & Final stores and conversions of legacy Smart & Final stores to our Extra! format). Operating and administrative expenses for the forty weeks ended October 5, 2014 included the benefit of a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a $0.7 million gain associated with the death benefit on a corporate-owned life insurance policy that supported our deferred compensation program. As a percentage of sales, operating and administrative expenses for the forty weeks ended October 4, 2015 increased 0.3% to 12.7% as compared to 12.4% for the forty weeks ended October 5, 2014. Approximately 0.12% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonuses (including 0.17% increase related to our Smart & Final segment partially offset by a 0.2% decrease in our Cash & Carry segment), 0.02% of the increase was due to increased marketing costs attributable to our Smart & Final segment, 0.12% of the increase was due to increased other store direct expenses (including 0.11% in our Smart & Final segment and 0.01% in our Cash  Carry segment), 0.05% of the increase was due to increased public company costs, 0.03% of the increase was due to increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and 0.07% of the increase was due to increased other expenses, partially offset by a 0.04% decrease associated with the recognition of share-based compensation expense associated with our equity compensation program and a 0.06% decrease associated with reduced consulting costs associated with long-range store development planning. Operating and administrative expenses, as a percentage of sales, for the forty weeks ended October 5, 2014 benefited 0.12% from the reversal of an executive compensation reserve that was no longer necessary and 0.02% from the gain associated with the death benefit on a corporate-owned life insurance policy.

Interest Expense, Net

Interest expense for the forty weeks ended October 4, 2015 decreased $4.5 million, or 15.2%, to $25.0 million as compared to $29.5 million for the forty weeks ended October 5, 2014. This decrease in interest expense was due to lower average debt outstanding, partially offset by a higher average effective interest rate. The increase in the average effective interest rate was primarily due to interest expense associated with an interest rate swap contract.

Loss on Early Extinguishment of Debt

We recorded a $2.2 million loss on the early extinguishment of debt in the forty weeks ended October 4, 2015 related to the amendment of our Term Loan Facility to decrease the applicable margin from 3.75% to 3.35%.  Costs associated with such loss were related to fees and the write-off of unamortized debt discount and deferred financing costs. We recorded a $2.2 million loss on the early extinguishment of debt in the forty weeks ended October 5, 2014 in connection with the $115.5 million repayment of borrowings under the Term Loan Facility in connection with our IPO.

Income Tax Provision

Our income tax provision for the forty weeks ended October 4, 2015 increased $5.2 million to $18.4 million as compared to $13.2 million for the forty weeks ended October 5, 2014. The effective income tax rate, excluding the equity in earnings of our joint venture, for the forty weeks ended October 4, 2015 was 40.3% as compared to 36.7% for the forty weeks ended October 5, 2014. The effective income tax rate for the forty weeks ended October 4, 2015 reflects the permanent difference relating to losses in the cash surrender value of corporate-owned life insurance policies, which are not tax deductible. The effective income tax rate for the forty weeks ended October 5, 2014 reflects the non-taxable gain on the death benefit associated with a corporate-owned life insurance policy and the non-taxable gain recognized on the reversal of the exective compensation reserve.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the forty weeks ended October 4, 2015 and October 5, 2014 was $1.0 million.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of October 4, 2015, we had no amounts drawn under our Revolving Credit Facility and $122.3 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Forty Weeks Ended October 4, 2015	Forty Weeks Ended October 5, 2014
Cash and cash equivalents at end of period	$122,300	$110,068
Cash provided by operating activities	114,554	100,425
Cash used in investing activities	(97,428)	(89,789)
Cash (used in) provided by financing activities	(1,673)	45,733

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the forty weeks ended October 4, 2015 and October 5, 2014 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the forty weeks ended October 4, 2015 increased $14.1 million to $114.5 million as compared to $100.4 million for the forty weeks ended October 5, 2014. This increase was primarily attributable to higher net income and improved working capital including lower cash interest payments and cash pension contributions. During the forty weeks ended October 4, 2015, we made cash interest payments of $22.4 million and cash pension contributions of $6.6 million, as compared to cash interest payments of $33.2 million and cash pension contributions of $9.0 million during the forty weeks ended October 5, 2014.

Investing Activities

Cash used in investing activities increased $7.6 million to $97.4 million for the forty weeks ended October 4, 2015 as compared to $89.8 million in the forty weeks ended October 5, 2014. This increase was primarily attributable to a $14.6 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format. The increase in capital expenditures was partially offset by $8.1 million of net proceeds received in the forty weeks ended October 4, 2015 for the sale and leaseback of two store properties and other asset sales.

Financing Activities

Cash (used in) provided by financing activities decreased $47.4 million to cash used of $1.7 million for the forty weeks ended October 4, 2015, as compared to cash provided of $45.7 million for the forty weeks ended October 5, 2014. This decrease was attributable to $173.1 million of cash received from the issuance of Common Stock in connection with the IPO, partially offset by $120.9 million of debt repayment in 2014. Additionally, the forty weeks ended October 5, 2014 included $4.6 million of IPO expense payments.

At October 4, 2015, we had cash and cash equivalents of $122.3 million, stockholders’ equity of $552.3 million and debt, net of debt discount, of $589.8 million. At October 4, 2015, we had working capital of $112.0 million as compared to $116.3 million at October 5, 2014.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of October 4, 2015, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$594,907	$—	$—	$594,907	$—
Interest on long-term debt	114,604	27,148	54,545	32,911	—
Operating leases	1,082,215	103,860	196,732	166,999	614,624
Total contractual obligations	$1,791,726	$131,008	$251,277	$794,817	$614,624

The primary changes in our contractual obligations as of October 4, 2015 as compared to our contractual obligations as of December 28, 2014 relate to additional operating leases entered into during the forty weeks ended October 4, 2015 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of October 4, 2015 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate.  The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off Balance Sheet Arrangements

As of October 4, 2015, we had no off-balance sheet arrangements.

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

Impairments of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, (“ASC 360”), we assess our long-lived assets, including property, plant and equipment and assets under capital leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores’ operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09  also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach.  ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. We are currently evaluating this guidance and the impact it will have on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. We do not expect the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items. Under this new guidance, reporting entities will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendments in this update are effective for annual and interim periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-01 will have a material impact on our consolidated financial statements.

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

In April 2015, FASB issued ASU No. 2015-04, Compensation — Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”).ASU 215-04 permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 215-05 provides guidance about an entity’s accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the entity should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the entity should account for the arrangement as a service contract. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities.  We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). The amendments in ASU 2015-11 do not apply to inventory that is measured using LIFO or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We do not expect that the adoption of ASU 2015-11 will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). The amendments in Part II of ASU 2015-12 seek to simplify and increase the effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. We do not expect that the adoption of  ASU 2015-12 will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance requires companies to apply the update prospectively for amounts that occur after the effective date. We do not expect that the adoption of  ASU 2015-16 will have a material impact on our consolidated financial statements.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of October 4, 2015, a 1% increase in interest rates would increase our annual interest cost by approximately $1.4 million. This impact reflects any offset from our current hedging activities. There would be no impact if the interest rate were to decrease 1% due to an interest rate floor that exists on the Term Loan Facility.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of October 4, 2015, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the forty weeks ended October 4, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are engaged in various legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate resolution of these pending claims will have a material adverse effect on our business, financial condition, results of operation or cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 28, 2014 filed with the SEC on March 25, 2015. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K. However, on June 24, 2015, the State of Delaware took legislative action, effective August 1, 2015, prohibiting Delaware stock corporations from adopting fee-shifting provisions in their certificates of incorporation or bylaws. As a result of the change in Delaware law, the risk factor entitled, “Under our certificate of incorporation, stockholders that initiate certain proceedings may be obligated to reimburse us for all fees, costs and expenses incurred by us in connection with such proceedings if the claim proves unsuccessful” is no longer applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

SMART & FINAL STORES, INC.
(Registrant)

November 12, 2015	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)