Form 10-K
period 2016-01-03
Smart & Final Stores, Inc.
filed 2016-03-15
CIK 1563407

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates as of June 14, 2015 was approximately $542,315,112.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 7, 2016
common stock, $0.001 par value	73,668,429

         Documents Incorporated by Reference:

         Portions of the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 3, 2016.

FORWARD-LOOKING STATEMENTS

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

 PART I

Item 1.    Business.

Who We Are

        We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of January 3, 2016, we operated 276 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices." We believe our compelling value proposition has enabled us to achieve comparable store sales growth in 26 of our past 27 fiscal years.

        As of January 3, 2016, we operated 221 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of bulk-size offerings (including uniquely sized national brand products) more typical of larger-box warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Seven years ago, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with approximately 15,800 SKUs, including an expansive selection of approximately 3,700 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. This initiative was facilitated, in part, by our acquisition of a dedicated perishables warehouse, and has been further supported by our continued investments in distribution capabilities and in-store merchandising. As of January 3, 2016, we operated 127 Extra! stores, of which 82 represent conversions or relocations of legacy Smart & Final stores and 45 represent new store openings. Our store conversions and relocations to the Extra! format have typically resulted in significant increases in comparable store sales and gross margin. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        As of January 3, 2016, we also operated 55 Cash & Carry stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho and Nevada. Pricing in our Cash & Carry stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement.

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

        We were formed as a Delaware corporation on October 5, 2012 under the name SF CC Holdings, Inc., and we changed our name to Smart & Final Stores, Inc. on June 16, 2014. We were formed by funds affiliated with Ares Management, L.P. ("Ares Management") in connection with the Purchase and Sale Agreement, dated October 9, 2012, pursuant to which we acquired all of the outstanding stock of Smart & Final Holdings Corp., the former ultimate parent company of all of our operating subsidiaries (the "Ares Acquisition"). The Ares Acquisition was consummated on November 15, 2012. In connection with the Ares Acquisition, each of Ares Corporate Opportunities Fund III, L.P. and Ares Corporate Opportunities Fund IV, L.P. (together, "Ares") made an equity contribution to us in exchange for shares of our common stock.

        We are a holding company and all of our operations are conducted through our operating subsidiaries, primarily Smart & Final Stores LLC and Cash & Carry Stores LLC (a direct wholly owned subsidiary of Smart & Final Stores LLC).

Our Industry

        Our Smart & Final stores operate in the U.S. food retail industry, which includes a variety of distribution channels, including conventional grocers, mass merchandisers, warehouse clubs, discounters, online retailers and other specialty stores. According to Chain Store Guide ("CSG"), the U.S. grocery industry was approximately $742.6 billion in 2014. We believe that customers are increasingly attracted to alternative formats, and that conventional grocers are losing market share as a result.

        According to CSG, California, which is our primary market and the largest grocery retailing state in the United States, represented $90.6 billion of 2014 grocery sales and grew at a compounded annual growth rate ("CAGR") of 5.3% from 2008 to 2014. For all the states in which we operate Smart & Final stores, California, Arizona and Nevada, 2014 grocery sales were $117.3 billion, and have grown at a CAGR of 5.1% since 2008, faster than the national growth rate of 4.1% over the same period. Conventional grocers have a higher market share in the states in which we operate than the national average, representing a larger growth opportunity for alternative formats such as Smart & Final.

        Our Cash & Carry stores operate in the U.S. foodservice supply industry, which includes a variety of distribution channels, including warehouse clubs, foodservice delivery companies, online retailers and other specialty stores. According to the United States Department of Agriculture Economic Research Service, the U.S. foodservice supply industry was approximately $220.5 billion in 2014, and has grown at a CAGR of 3.6% since 2008.

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

        Distinctive and value-focused merchandise offering.    Our Smart & Final stores feature a comprehensive grocery offering at "everyday low prices," including high quality perishables, extensive selections of private label and national brand products and a large selection of club-pack sizes (over 3,000 SKUs). With approximately 15,800 SKUs in our Extra! stores and approximately 12,100 SKUs in our legacy Smart & Final stores, each of our Smart & Final store formats offers a wider variety of products than typical warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. Unlike warehouse clubs, we do not require customers to pay a membership fee. Our differentiated merchandising strategy also includes established private label brands and an extensive portfolio of national brand products in a broad range of product sizes. In fiscal year 2015, sales of private label items were approximately 30% of Smart & Final banner sales, and based on internal surveys commissioned by us, we estimate that approximately 42% of Smart & Final banner sales were from products or sizes (including both national brand and private label products) that are not typically found at conventional grocers.

        Our Cash & Carry stores offer customers a wide variety of approximately 8,500 key SKUs targeted to core foodservice needs, including an extensive selection of high quality perishables (approximately 46% of Cash & Carry banner sales in fiscal year 2015), national brand and private label grocery products, and related foodservice equipment and supplies. Our prices are targeted to be substantially lower than those of foodservice delivery companies and competitive with those of warehouse clubs. Our Cash & Carry stores do not require payment of a membership fee or minimum purchase amounts. We believe Cash & Carry customers value our low prices, extensive selection, price transparency and the ability to hand-select perishable products. In addition, we believe our customers value the convenience of being able to shop at times that are most suitable for their businesses, as opposed to receiving deliveries on a distributor's schedule. Our business customers also frequently utilize Cash & Carry as a convenient source for basic supplies or "fill-in" products that were either omitted from their regular foodservice delivery or of insufficient quality.

        Across both our Smart & Final and Cash & Carry banners, we believe our differentiated merchandising strategy and consistent focus on delivering value has enabled us to generate loyalty, referrals and repeat business.

        Two highly productive store banners.    We believe that our stores are highly productive based on sales per square foot data. Since 2008, we have invested more than $603 million in our operations, establishing a highly productive store base and a low cost, efficient operating structure.

  •
  Smart & Final stores:  As of January 3, 2016, we operated 127 Extra! stores, which average approximately 27,000 square feet. In fiscal year 2015, our Extra! stores generated average sales per square foot of $633. Extra! provides a one-stop shopping experience through an expansive selection of perishables and household items, including a perishables selection representing 29% of total SKUs compared to 24% at our legacy Smart & Final stores.

    Our typical new Extra! store requires a cash investment of approximately $3.2 million, including store buildout (net of landlord contributions), inventory and cash pre-opening expenses. Based on historical performance, we target pre-tax cash-on-cash returns of 25% within three years after opening.

    Our recent Extra! store conversions have generally required a cash investment of approximately $2.0 million and, based on historical performance, we target pre-tax cash-on-cash returns of at least 25% in the third year after conversion. Since 2008, we have successfully converted 58 stores to our Extra! format, generating an average sales increase of approximately 30% in the first twelve months following conversion.

    As of January 3, 2016, we operated 94 legacy Smart & Final stores, which average approximately 16,000 square feet. In fiscal year 2015, our legacy Smart & Final stores generated average sales per square foot of $734. Our stores have a comparatively small footprint and are often located in dense markets with relatively few unoccupied sites available for larger-format retailers.

  •
  Cash & Carry stores:  As of January 3, 2016, we operated 55 Cash & Carry stores, which average approximately 20,000 square feet. In fiscal year 2015, our Cash & Carry stores generated average sales per square foot of $867. Comparable store sales in our Cash & Carry stores increased 4.5% in fiscal year 2015 compared to fiscal year 2014. Our typical new Cash & Carry store requires a low initial cash investment of approximately $1.5 million, including store buildout (net of landlord contributions), inventory and cash pre-opening expenses. Based on historical performance and recent expectations, we currently target pre-tax cash-on-cash returns of 25% within three years after opening.

        Well-positioned store base and flexible real estate strategy.    As of January 3, 2016, we operated 276 stores across six contiguous states in the Western U.S., including 211 stores in the large and growing California market. Our long operating history has enabled us to establish a store footprint that would be difficult to replicate, and has provided us with deep institutional knowledge of the local real estate markets in which we operate.

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

Our Growth Strategy

        We are pursuing three primary growth strategies:

        Increase our store footprint in existing and new markets.    We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. Since the beginning of fiscal year 2011, we have opened 41 new Extra! stores, including five in 2013, 13 in 2014 and 20 in 2015. We currently plan to open approximately 33 additional new Extra! stores in fiscal year 2016, and continue opening additional new Extra! stores for the foreseeable future.

        During the fourth quarter of 2015, we acquired certain assets, including 33 store leases, fixtures and equipment and licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, "Haggen") for a total purchase price of $67.9 million, inclusive of transaction costs. Prior to our acquisition, Haggen had declared bankruptcy and all store operations related to these store properties were ceased. We plan to open these stores as Extra! format stores and make additional investments in store fixtures and equipment, décor and signage and infrastructure upgrades. The timing of the conversion process will vary on a store-by-store basis, and the stores are expected to be opened during our first and second quarters of fiscal year 2016. We believe that our well-positioned store footprint, together with our flexible real estate strategy and advanced distribution capabilities, provide scalability to support our anticipated growth.

        We also plan to opportunistically grow our Cash & Carry store base. We currently plan to open approximately four to five new Cash & Carry stores in fiscal year 2016, and continue opening additional new stores for the foreseeable future.

        According to the Economist Intelligence Unit, Mexico's economic growth is expected to increase an average of 3.1% for the years 2016 through 2020. We believe that this favorable economic outlook, combined with the demonstrated appeal of the Smart & Final offering in our existing Northwestern Mexico joint venture stores, represent an attractive long-term growth opportunity. The joint venture opened two new stores and closed one store in 2015, and does not currently plan to open any new stores in 2016.

        Continue store conversions to the Extra! format and store remodels.    Extra! stores offer customers a one-stop shopping experience in a larger store footprint than our legacy Smart & Final stores to accommodate our expanded SKU selection. Since 2008, we have completed 58 Extra! store conversions and relocated 24 legacy Smart & Final stores as Extra! stores. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format, including six planned in 2016 (consistent with the six completed in 2015). Our target is to achieve at least a 25% sales increase in the first twelve months following conversion.

        In addition, we plan to continue remodeling and relocating selected legacy Smart & Final stores that are not candidates for conversion to the Extra! format. We have a proven track record of successfully remodeling legacy Smart & Final stores, completing 32 major remodels in 2012 through 2015 with attractive returns. We believe that we will continue to have significant opportunities to remodel legacy Smart & Final stores in the future.

        Drive growth in comparable store sales and enhance operating margins.    We have achieved comparable store sales growth in 26 of our past 27 fiscal years, including growth of 4.5%, 6.3% and 4.0% for fiscal years 2015, 2014 and 2013, respectively. We plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of the following key initiatives:

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

        As of January 3, 2016, we operated 276 stores across the Western United States, including 221 Smart & Final stores in California, Arizona and Nevada and 55 Cash & Carry stores in Washington, Oregon, Northern California, Idaho and Nevada. In addition, 15 legacy Smart & Final stores are operated by a joint venture in Northwestern Mexico. Our stores are located primarily in areas with higher concentrations of businesses in both smaller and mid-sized shopping centers and at stand-alone sites.

        We had a total of 10,956 employees as of January 3, 2016, including 9,123 employees in our Smart & Final stores, 680 employees in our Cash & Carry stores, 706 employees in our warehouses and distribution centers and 447 employees in our corporate offices. As of January 3, 2016, 206 Cash & Carry store employees were members of the International Brotherhood of Teamsters (the "Union") and covered by a collective bargaining agreement.

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

        The merchandise mix as a percentage of sales at our legacy Smart & Final, Extra! and Cash & Carry stores, respectively, for fiscal year 2015 was as follows:

	Smart & Final
			Cash & Carry
	Extra!	Legacy
Perishables	37%	29%	46%
Grocery	34%	36%	33%
Beverage	16%	17%	5%
Paper and Packaging	8%	11%	11%
Restaurant Equipment and Janitorial Supplies	5%	7%	5%

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

        Our Extra! stores carry approximately 15,800 SKUs, and our legacy Smart & Final stores carry approximately 12,100 SKUs. The additional SKUs in our Extra! stores are mostly focused on an expanded selection of perishables and household items, including more produce, fresh meat, deli and dairy. In both our Extra! and legacy Smart & Final stores we also carry a selection of approximately 3,000 club-pack sized items, which are priced to deliver strong value on larger purchases for both household and business customers. In addition, we offer "buy more, save more" discounts on case quantity purchases of business-oriented SKUs to encourage larger purchases and to price competitively with case-sale oriented foodservice delivery companies.

Cash & Carry Store Products

        We offer a wide variety of approximately 8,500 key SKUs in our Cash & Carry stores, which are tailored to the core needs of foodservice businesses such as restaurants, caterers and other foodservice providers, as well as businesses and community organizations.

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

        Dairy and Cheese.    We offer an expansive selection of fresh cheeses and other dairy products under national brands and our signature private label brand First Street®.

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

Private Label Products

        Our private label products are developed to provide our customers with a wide range of merchandise unique to our stores. We seek to provide quality that is equal to or better than the national brand equivalents at a lower price point. We offer private label products across a broad array of categories with over 2,950 SKUs. We believe our ability to develop and competitively source quality private label products are important elements of our product offering. Private label products represented approximately 29.6% of net sales at our Smart & Final stores and 15.1% of net sales at our Cash & Carry stores for fiscal year 2015. This compares to approximately 29.5% and 14.7%, respectively, for fiscal year 2014.

        Our nine private label brands offer products in the following categories:

Private Label	Product Categories
First Street	Our core brand, offering national brand-equivalent items in grocery, deli, dairy, cheese, bakery, beverage, paper and packaging, and cleaning products.
Ambiance	Coffee, tea and hot beverage products including creamers, sweeteners and beverage service items.
Cattleman's Finest	Fresh beef products including portioned sizes for household customers and primal size cuts for business customers.
Iris	Personal care products, including paper products, soaps, cotton balls and related items.
La Romanella	A wide range of pastas, sauces, entrees, and specialty foods with a Mediterranean theme.
Montecito	Authentic Hispanic products and ingredients including chips, salsas, sauces and dips.
Simply Value	Our value focused segment spanning grocery, paper and packaging, and cleaning products at compelling value price points.
Sun Harvest	Natural, organic and earth friendly products in grocery, frozen, produce, meat, dairy, cleaning, and paper products.
Tradewinds	A full line of quality spices and seasonings in a variety of package types to meet customer needs.

        We have a dedicated in-house product development team that focuses on continuing the growth of our private label brands, which seeks to ensure that we have the right products at the right quality and cost. We have invested in strengthening and enhancing our private label brands over the last several years to meet the needs of both our household and business customers. As part of this program, we have consolidated the number of private label brands we offer to allow us to focus our marketing efforts, especially toward our core First Street® brand, which represented approximately 78% of our total private label sales in fiscal year 2015.

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

        For our Cash & Carry stores, our primary advertising is through bi-weekly mail distributions of "Hot Sheets" to key potential foodservice customers. The distribution is targeted to customers identified by business type and proximity to our Cash & Carry stores. A typical "Hot Sheet" is mailed to approximately 166,000 addresses and has pricing specials on key foodservice items. We also direct mail themed flyers to potential customers for special events and distribute flyers in our Cash & Carry stores to target purchasers of specific products. We offer Cash & Carry Customer Cards to regular purchasers so that they can manage receipts of purchases, track purchases of products, and maintain records for tax purposes. On our website, smartfoodservice.com, we offer vendor promotions, industry information, videos from successful customers and a catalog to create shopping lists.

        The inclusion of our website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through our websites into this Annual Report.

Product Sourcing and Distribution

Product Sourcing

        We manage the buying of, and set the standards for, the products we sell, and we source our products from over 1,400 vendors and suppliers. We believe our scale generates cost savings, which is reflected in our commitment to "everyday low prices" in all our stores. We have many long-term relationships with both national brand and private label suppliers, and believe that our supplier relationships are strong.

        Our strong supplier relationships support our differentiated merchandising strategy. Many of our national brand and private label vendors supply us with club-pack and bulk-size SKUs that they do not offer to conventional grocers, in addition to the single-unit products we offer that are not sold by warehouse clubs. These products enable us to provide a broader range of product sizes than our competitors, and are designed to provide significant savings for our customers. Our 221 Smart & Final stores purchase products from a network of national brand companies, regional and local brands and strategically sourced private label suppliers, all at competitive costs. We seek to obtain high quality products at acquisition costs that allow us to maintain our pricing objectives.

        For national brand products, we believe that our scale and flexibility allow us to acquire products at costs competitive to similarly situated food retailers. Where appropriate, we negotiate national procurement agreements with suppliers and, where possible, we utilize efficiencies provided by cooperative buying organizations to facilitate lower cost purchasing. For private label products, we utilize a network of selected manufacturers to produce products according to our specifications at costs determined through competitive processes or in reference to commodity market prices. We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs, and we believe that our sales growth presents unique opportunities to achieve continuing synergies. During fiscal year 2015, we purchased from approximately 1,400 different suppliers. Our Smart & Final stores are not dependent on any individual supplier, and no product supplier represented more than 2% of our Smart & Final banner cost of sales during fiscal year 2015.

        For our 55 Cash & Carry stores we employ a hybrid purchasing model to achieve operational efficiency. Cash & Carry management specifies all the products for our stores, and we operate under an agreement with Unified Grocers, Inc. ("Unified Grocers"), a regional grocery cooperative, whereby Unified Grocers acts as our primary purchasing and warehouse supplier for primary grocery and perishable products. Where applicable, Unified Grocers purchases products and maintains inventory in its warehouse facilities, filling orders from Cash & Carry stores as needed. This arrangement leverages the purchasing ability of Unified Grocers and allows our Cash & Carry stores to shift maintenance of warehouse inventories to a third party. Approximately 82% of our product requirements (measured at cost) for our Cash & Carry stores for each of fiscal year 2014 and 2015 were made through our relationship with Unified Grocers. We believe we account for approximately 15% to 16% of Unified Grocer's total net sales for their fiscal year ended October 3, 2015.

        Our Cash & Carry stores also purchase certain products through agreements with two other suppliers on a more traditional supplier basis. We believe that these relationships could be replicated at similar economics.

Product Distribution

        We support our Smart & Final stores in California, Arizona and Nevada through a network of Company-controlled distribution facilities. These include Company leased-and-operated facilities, dedicated leased facilities operated by third-party logistics companies and shared third-party operations. Approximately 69% of Smart & Final store SKUs, including approximately 65% of perishable products in our California stores, are supplied from our Company-operated 445,000 square foot dry goods distribution center in Commerce, California and our Company-operated 241,000 square foot perishables warehouse in Riverside, California. The balance of our products (including frozen goods, deli and selected dry grocery) are supplied by third party-operated distribution centers or manufacturers' direct store delivery systems.

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

        By design, our network of distribution centers and third party operations has a flexible capacity to support our anticipated growth. In our Smart & Final banner, we estimate that the existing distribution network has the capacity to be expanded to service additional stores within our existing California, Arizona and Nevada market area at economics comparable to current operations. In our Cash & Carry banner, we estimate that the existing distribution network, or an alternate network of third party providers, could support additional stores within our existing market area at economics comparable to current operations. We believe that our established relationships with national third-party warehouse operators additionally provide the opportunity to expand beyond our existing market areas.

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

        Our typical Extra! store requires an average cash investment of $3.2 million. For store development, such investment consists of store buildout (net of landlord contributions), net inventory for store operation and development and cash pre-opening expenses. On average, our Extra! stores reach a mature sales growth rate in the third year after opening. Based on our historical performance, we target sales of $12 million to $14 million during the first year after opening and pre-tax cash-on-cash returns of 25% within three years after opening.

        We believe that we have significant growth opportunities in our existing U.S. market area (California, Arizona and Nevada) and the adjacent Pacific Northwest states, where collectively we believe there are approximately 150 potential new stores. We further believe that the U.S. market outside these western states can support approximately 1,250 additional Extra! stores. We currently expect to open approximately 33 new Extra! stores in fiscal year 2016. We plan to continue opening additional new stores for the foreseeable future.

        We also plan to opportunistically grow our Cash & Carry store base. We expect to open four to five new Cash & Carry stores in fiscal year 2016, and continue opening additional new stores for the foreseeable future. Our typical new store requires an average cash investment of $1.5 million. On average, our Cash & Carry stores reach a mature sales growth rate in the fourth year after opening. Based on our historical performance and recent expectations, we currently target sales of $6 million to $13 million during the first year after opening and pre-tax cash-on-cash returns of 25% within three years after opening.

        During the fourth quarter of 2015, we acquired leasehold interests, fixtures and equipment and transferrable licenses from Haggen for a total purchase price of $67.9 million, inclusive of transaction costs. See Note 19, Haggen Transaction, to the audited consolidated financial statements included elsewhere in this annual report. We estimate that conversion and opening of a store property acquired from Haggen into an Extra! store will require an additional average cash investment of $3.0 million. Such investment consists of store buildout, inventory for store operation and development and cash pre-opening expenses. On average, we expect these Extra! stores will reach a mature sales growth rate within the third year after opening.

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

        Our Smart & Final stores target both household and business customers, who represented 69% and 31%, respectively, of banner sales for fiscal year 2015. We believe that while sales to our Smart & Final banner's business customers, including restaurant owners, caterers, institutional consumers, offices and community organizations, are less than sales to household customers, business customers provide an important point of differentiation in the product mix of our stores. The resulting product mix establishes an environment whereby both household and business customers have the opportunity to purchase SKUs from a distinctive merchandising offering, fulfilling a larger fraction of customer needs.

        Our Cash & Carry stores primarily target business customers, including restaurants, caterers and a wide range of other foodservice providers. We believe that business customers represented an estimated 90% of our banner sales for fiscal year 2015, and for many of these customers we represented a primary source of supply. While not a primary customer target, our Cash & Carry stores also serve household customers, which represented an estimated 10% of our banner sales for fiscal year 2015. We believe our Cash & Carry banner customers enjoy our "everyday low prices," our extensive SKU selection, our price transparency, the opportunity to purchase larger quantities at "case discount" prices and our accessible locations.

Mexico

        We are party to a joint venture agreement in connection with the operation of 15 Smart & Final stores in Northwestern Mexico as of January 3, 2016. We have a 50% interest in the joint venture which we account for using the equity method of accounting. Our joint venture partner, Grupo Calimax S. A. de C.V., operates a chain of unaffiliated grocery stores across Northwestern Mexico. These Smart & Final joint venture stores are operated under our legacy Smart & Final format and, on average, are approximately 18,100 square feet and offer over 6,500 SKUs. We are party to a product supply agreement with the joint venture, pursuant to which we provide certain products to its stores, principally private label products. We believe that favorable macroeconomic trends in Mexico, combined with the demonstrated appeal of the Smart & Final offering in these existing Northwestern Mexico joint venture stores, represent an attractive long-term growth opportunity.

Segments

        For revenue and other financial information for our two operating segments, see Note 14, Segment Information, to our audited consolidated financial statements, which are included elsewhere in this Annual Report.

Competition

        The food retail and foodservice industries are large, competitive and highly fragmented. See "Risk Factors—Competition in our industry is intense and our failure to compete successfully may adversely affect our sales, financial condition and operating results."

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

Seasonality

        Sales in our business reflect modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in our second and third fiscal quarters.

Insurance and Risk Management

        We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability (including, in connection with legal proceedings described under "Risk Factors—Legal proceedings could adversely affect our business, financial condition and operating results"), property insurance, director and officers' liability insurance, vehicle liability and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Where we have retained risk through self-insurance or similar arrangements, we utilize third-party actuarial firms to assist management in assessing the financial impact of risk retention. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Trademarks and Other Intellectual Property

        We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Smart & Final ®, Smart & Final Extra!®, Cash & Carry Smart Foodservice®, Ambiance®, Cattleman's Finest®, First Street®, Iris®, La Romanella®, Montecito®, Simply Value®, Sun Harvest® and Tradewinds® trademarks, are valuable assets that we believe reinforce our customers' favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors. For certain risks related to our trademarks and other intellectual property, see "Risk Factors—We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition and operating result."

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

Regulatory Compliance

        We are subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture. These regulations include, but are not limited to, trade practices, pricing practices, labor, health, safety, transportation, environmental protection, including hazardous waste disposal and regulations related to the sale and distribution of alcoholic beverages, tobacco products, milk, agricultural products, meat products and other food products. Compliance with these regulations has not historically had a material effect on our financial condition or operating results.

Employees

        As of January 3, 2016, we had total employees of 10,956, including 2,921 full-time and 8,035 part-time employees. Of this aggregate employee total 9,123 were employed in our Smart & Final stores, 680 were employed in our Cash & Carry stores, 706 were employed in our warehouses and distribution centers and 447 were employed in our corporate offices. As of January 3, 2016, 206 Cash & Carry store employees were members of the Union and covered by a collective bargaining agreement. We consider relations with our employees to be good.

Corporate Information

        Our principal executive offices are located at 600 Citadel Drive, Commerce, California 90040 and our telephone number is (323) 869-7500. Our website address is www.smartandfinal.com. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

Item 1A.    Risk Factors.

        Certain factors could have a material adverse effect on our business, financial condition, operating results or prospects.You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes. Any of the following risks could adversely affect our business, financial condition, operating results or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

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

        Our principal competitors include conventional grocers such as Albertson's and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Also, some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

        Some of our competitors have attempted to increase market share by expanding their footprints in our marketing areas. This competitor expansion creates a more difficult competitive environment for us. In addition, other established food retailers could enter our markets such as the recent market entry into California by Aldi, increasing competition for market share.

        Further, over the last several decades, the retail supermarket and foodservice industries have undergone significant changes. Companies such as Walmart (particularly through its Sam's Club and Walmart Neighborhood Market formats and Costco have developed a lower cost structure to provide their customers with an "everyday low price" offering. In addition, wholesale outlets such as Restaurant Depot offer an additional low-cost option in the markets they serve. To the extent more of our competitors adopt an "everyday low price" strategy, we could be pressured to lower our prices, which would require us to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment.

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

Our failure to successfully convert, open and operate store properties acquired from Haggen, or successfully manage the potential difficulties associated with these store conversions, could adversely affect our business and operating results.

        Successful execution of our strategy to convert, open and effectively operate the 33 store properties we acquired from Haggen as Extra! format stores depends upon a number of factors, including our ability to effectively operate our new stores, hire, train and retain skilled store personnel, promote and market new stores and address competitive merchandising, distribution and other challenges encountered in connection with expansion. The timing of the conversion and opening of each store will vary on a store-by-store basis. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could adversely affect our growth.

        Of these 33 store properties, we plan to open 29 net new stores and relocate four existing stores during the Company's first and second quarters of fiscal year 2016. Over the course of the full fiscal year 2015, we opened 20 net new stores and relocated three stores. To date, we have opened or relocated nine new stores acquired from Haggen. If and when such store openings occur, we cannot assure you that these new stores will be successful or result in greater sales and profitability.

        Additionally, the acquisition, conversion and opening of the stores acquired from Haggen will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our existing business less effectively, which in turn could adversely affect the financial condition and operating results of our existing stores. Also, new store openings will represent a meaningful increase in the central coast and Southern California markets where we have existing stores and result in reduced sales volumes at those existing stores that may be inconsistent with our expectations. We may also be unable to successfully manage the potential difficulties associated with store growth, including capturing efficiencies of scale, improving our systems, continuing cost discipline and maintaining appropriate store labor levels and disciplined product and real estate selection, which may result in stagnation or decline in our operating margins. If we experience such a decline in financial condition and operating results as a result of such difficulties, we may slow or discontinue additional store openings or we may close stores that we are unable to operate profitably.

Our new stores may adversely affect our operating results in the short term and may not achieve sales and operating levels consistent with our more mature stores on a timely basis or at all.

        We are actively pursuing new store growth and plan to continue doing so in the future. We cannot assure you that our new store openings will be successful or reach the sales and profitability levels of our existing stores. New store openings may adversely affect our financial condition and operating results in the short term due to the effect of opening costs and lower sales and contribution to overall profitability during the initial period following opening. New stores build their sales volume and their customer base over time and, as a result, generally have lower margins and higher operating expenses, as a percentage of net sales, than our more mature stores. New stores may not achieve sustained sales and operating levels consistent with our more mature store base on a timely basis or at all, which may adversely affect our long- term financial condition and operating results.

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

        Since August 2008, we have converted 82 Smart & Final stores to our Extra! format through a combination of store conversions and relocations. Our recent conversions and relocations have been completed for a net cash investment ranging from $2.1 million to $3.1 million. We intend to convert additional locations over the next several years. However, we cannot assure you that our future conversions will require similar levels of investment, reach the sales and profitability levels of our Smart & Final or Extra! stores or be completed at all. If any of these initiatives prove to be unsuccessful, we may experience reduced profitability and could be required to delay, significantly curtail or eliminate planned store openings, remodels or conversions.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may adversely affect our financial condition and operating results.

        We could suffer significant inventory losses in the event of the loss of a major supplier, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. We have a significant focus on perishable products, sales of which accounted for approximately 36% of our net sales for our fiscal year 2014 and 37% for our fiscal year 2015, and rely on various suppliers to provide and deliver our perishable product inventory on a continuous basis. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply or increase the price of fresh produce.

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

  •
  claims related to false advertising; and

  •
  other risks generally encountered by entities that source, sell and market private label products for retail.

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

        As of January 3, 2016, we operated 200 Smart & Final stores in California, representing 90% of our total Smart & Final stores and accounting for 94% of Smart & Final banner sales in fiscal year 2015. Also, as of January 3, 2016, we operated 43 Cash & Carry stores in the Pacific Northwest (Washington, Oregon and Idaho), representing 78% of our total Cash & Carry stores and accounting for 77% of Cash & Carry banner sales in fiscal year 2015. In addition, we source a significant portion of our produce from California.

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

        We source our products from over 1,400 vendors and suppliers. The cancellation of our distribution arrangement with or the disruption, delay or inability of any of these vendors or suppliers to deliver products to our stores could cause operational disruptions or delays or increased or unexpected costs including, among others, costs associated with finding alternative vendors or suppliers and obtaining inventory that meets our and our customers' standards.

        As an example, Unified Grocers is the primary supplier of dry grocery and perishable products to our Cash & Carry stores, accounting for approximately 82% of our product requirements (measured at cost) for our Cash & Carry stores for each of fiscal years 2014 and 2015 and 22% and 21% of our total Company product requirements (measured at cost) for fiscal years 2014 and 2015, respectively. Since

1998, we have operated under a distribution arrangement with Unified Grocers. If our distribution arrangement with Unified Grocers was cancelled or Unified Grocers was unwilling or unable to supply our stores with dry grocery or perishable products, we could experience disruptions to our operations and incur unexpected expenses associated with finding one or more alternative suppliers or utilizing our own infrastructure to replace the products provided to and services performed for us by Unified Grocers.

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

        We are subject to numerous federal, state and local laws, rules and regulations that affect our business, such as those affecting food manufacturing, food and drug distribution, retailing, labor and employment and environmental practices, including hazardous waste disposal, accounting standards and taxation requirements. We must also comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. Our ongoing efforts related to compliance with such laws, rules and regulations, including with respect to implementation of immigration legislation, recently enacted food safety and health care reform legislation, new mandates, fees and taxes and stricter regulatory oversight, create uncertainty about the probability and effect of future regulatory changes and can significantly affect our operations and compliance costs. We cannot predict future laws, rules and regulations or the effect they will have on our financial condition and operating results, but in any event, additional record keeping, increased costs of recruiting, training and retaining employees, expanded documentation of the properties of certain products, and expanded or different labeling required by such laws, rules and regulations, could significantly increase our costs of doing business could adversely affect our business, financial condition and operating results.

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

        As of January 3, 2016, we had 10,956 employees. 206 of our employees, all of whom work at our Cash & Carry stores, are members of the Union and are covered by a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The unionization of a more significant portion of our workforce, particularly at our Company-operated distribution centers and Smart & Final stores, could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and operating results.

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

        A considerable number of our employees are paid at rates related to the federal minimum wage. Many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and receive compensation equal to the state's minimum wage. The California minimum wage increased to $10.00 per hour effective January 1, 2016. Moreover, municipalities may set minimum wages above the applicable state standards. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.

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

        In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, customers, vendors and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any security breach could expose us to risks of data loss or impairment, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

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

        Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our net sales. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time- consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, financial condition and operating results.

Claims under our insurance plans and policies may differ from our estimates, which could adversely affect our operating results.

        We use a combination of insurance and self-insurance plans to provide for the potential liabilities for workers' compensation, general liability (including, in connection with legal proceedings described above under "Risk Factors—Legal proceedings could adversely affect our business, financial condition and operating results"), property insurance, director and officers' liability insurance, vehicle liability and employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Changes in accounting standards may adversely affect reporting of our financial condition and operating results.

        New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. The Financial Accounting Standards Board (the "FASB") is focusing on several broad-based convergence projects, including accounting standards for revenue, financial instruments and leases. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under accounting principles generally accepted in the United States of America ("U.S. GAAP") in FASB Accounting Standards Codification 840, "Leases." In July 2011, the FASB made the decision to issue a revised exposure draft, which was issued in May 2013. On February 25, 2016, the FASB issued final guidance on lease accounting, which will be effective for us in 2019. The new guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is largely similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The new accounting standard, as currently issued, would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as issued may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases may be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as issued, certain incurrence ratios and other provisions under the credit agreements governing the Credit Facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under U.S. GAAP as so amended.

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

        We are currently engaged, through one of our wholly owned subsidiaries, in the operation of 15 Smart & Final stores in Northwestern Mexico through a joint venture. For fiscal years 2014 and 2015, our Mexican operations generated approximately 2.0% and 2.3%, respectively, of our income from continuing operations. As a result of our expansion activities into Northwestern Mexico, we expect that our international operations could account for a larger portion of our net income in future years. Our future operating results in Mexico could be adversely affected by a variety of factors, most of which are beyond our control. These factors include political conditions and instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations and other matters in this region, now or in the future. Foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our Mexican operations and could adversely affect our financial condition and operating results. Moreover, the economy in Mexico has in the past suffered from high rates of inflation and currency devaluations, which, if they occur again, could adversely affect our financial condition and operating results. Other factors that may affect, and additional risks inherent in, our Mexican operations include:

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

        As of January 3, 2016, we had outstanding indebtedness of approximately $595.1 million (net of debt discount) under our first lien term loan facility (the "Term Loan Facility"). We may incur additional indebtedness in the future, including borrowings under our asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). Our existing indebtedness and any additional indebtedness we may incur could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

        Our ability to obtain necessary funds through borrowing will depend on our ability to generate cash flow from operations. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under the Credit Facilities or otherwise in amounts sufficient to enable us to fund our liquidity needs, our financial condition and operating results may be adversely affected. Our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity investment.

Covenants in our debt agreements restrict our operational flexibility.

        The agreements governing the Credit Facilities contain usual and customary restrictive covenants relating to our management and the operation of our business, including restrictions on the ability of certain of our domestic direct and indirect subsidiaries to:

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

        In addition, the Credit Facilities place certain restrictions on SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of Smart & Final Stores, Inc. and a guarantor under the Credit Facilities (Intermediate Holdings"), with respect to the incurrence or creation of additional liens on the equity interests of certain subsidiaries, the preservation of its corporate existence and the maintenance of its passive holding company status.

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when availability under the Revolving Credit Facility has fallen below a threshold level and for a specified period of time thereafter. At any time when the financial maintenance covenant is applicable, Smart & Final Stores LLC, the borrower under the Credit Facilities, is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. Our ability to satisfy the financial maintenance covenant under the Revolving Credit Facility, if applicable, could be affected by events beyond our control. Failure to comply with any of the covenants under either of the Credit Facilities could result in a default under the same and a cross-default from one Credit Facility to the other, which could cause our lenders to accelerate the timing of payments and exercise their lien on substantially all of our assets, which would adversely affect our business, financial condition and operating results.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Our borrowings under the Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Term Loan Facility would increase interest expense by approximately $0.9 million per year related to such debt, and a hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Revolving Credit Facility would increase interest expense related to such debt by approximately $0.6 million per year, assuming the Revolving Credit Facility is fully borrowed.

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

        The Term Loan Facility matures on November 15, 2019, and the Revolving Credit Facility matures on November 15, 2017. If we cannot renew or refinance the Credit Facilities facility upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our sales and operating results.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

        We have a significant amount of goodwill. As of January 3, 2016, we had goodwill of approximately $611.2 million, which represented approximately 33.6% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our two reporting units (our Smart & Final stores and our Cash & Carry stores). If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate non-cash charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates—Goodwill and Intangible Assets."

        Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal years 2015, 2014 and 2013, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could adversely affect our reporting units' respective fair values and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could adversely affect our financial condition and operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of January 3, 2016, we operated 276 stores in six Western U.S. states, with an additional 15 stores in Northwestern Mexico in a joint venture, as shown in the chart below:

	Smart & Final
				Cash & Carry
State/Country	Extra!	Legacy	Total		Total
California	119	81	200	11	211
Washington	—	—	—	22	22
Oregon	—	—	—	18	18
Arizona	4	7	11	—	11
Nevada	4	6	10	1	11
Idaho	—	—	—	3	3

Subtotal:	127	94	221	55	276
Mexico	—	15	15	—	15

Total:	127	109	236	55	291

        In addition, as a result of the Haggen Transaction, as of January 3, 2016 we held leasehold interest in 33 stores in central and southern California, which we expect to open as Extra! stores in the first half of fiscal year 2016.

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

        As of January 3, 2015, we leased four distribution centers and our corporate office in Commerce, California from unaffiliated third parties. Our other two distribution centers are owned or leased by third parties. Information about such facilities is set forth in the table below:

Facility	Location	Square Footage*	Owned/Leased	Operated By
Distribution Center	Commerce, CA	445,000	Leased	Company
Distribution Center	Riverside, CA	241,000	Leased	Company
Distribution Center	Fontana, CA	349,000	Leased	Third Party
Distribution Center	Brea, CA	100,000	N/A**	Third Party
Distribution Center	Tracy, CA	151,000	Leased	Third Party
Distribution Center	Turlock, CA	75,000	N/A**	Third Party
Corporate Office	Commerce, CA	81,000	Leased	Company

Total Square Footage:		1,442,000

*
Rounded to the nearest 1,000 square feet

**
Properties owned or leased by a third party

Item 3.    Legal Proceedings.

        We are engaged in various legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate determination of these actions, claims and proceedings will either individually or in the aggregate have a material adverse effect on our consolidated results of operations or financial position. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operation and cash flows.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock began trading publicly on the NYSE under the symbol "SFS" on September 24, 2014. As of January 3, 2016, there were approximately 426 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $18.21. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2015	$18.73	$14.54
Second Quarter of 2015	19.84	16.58
Third Quarter of 2015	18.80	14.76
Fourth Quarter of 2015	18.59	13.84

	High	Low
Third Quarter of 2014 (Beginning September 24, 2014)	14.09	11.97
Fourth Quarter of 2014	16.50	12.96

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

        We did not declare or pay any dividends on our common stock during the year ended January 3, 2016.

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Prgrams	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(3)
November 20 to November 30, 2015	4,028	$17.49	4,028	$24,930
December 1, 2015 to January 3, 2016	3,358	$17.52	3,358	$24,871

Total	7,386	$17.50	7,386

(1)
Other than as set forth in the table above, we made no purchases of shares of common stock for fiscal year 2015.

(2)
Average price per share includes related expense.

(3)
In the third quarter 2015, our Board of Directors authorized a share repurchase program to repurchase up to $25 million of shares of our common stock. Repurchases under the share repurchase program commenced on November 20, 2015 and may occur through August 31, 2016. The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, we may acquire shares in open market transactions or privately negotiated transactions.

Recent Sales of Unregistered Securities

        During the year ended January 3, 2016, we did not sell any equity securities that were not registered under the Securities Act.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index ("RLX") and the S&P 500 Index ("SPI") for the period from the completion of our IPO on September 24, 2014 through January 3, 2016. The graph assumes an investment of $100 made at the closing of trading on September 24, 2014 in (i) our common stock, (ii) the stocks comprising the RLX and (iii) the stocks comprising the SPI. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Comparison of 15-Month Cumulative Total Return*

Among Smart & Final Stores, Inc., the S&P Retail Index and the S&P 500 Index

*
Total assumes $100 invested on September 24, 2014 in common stock or index with reinvestment of dividends.

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing of Smart & Final Stores, Inc. under the Securities Act or the Exchange Act.

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

	Successor(5)				Predecessor
	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013	Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012	Fiscal Year 2011
	(Dollars in thousands, except per share)
Consolidated Statement of Operations Data:
Net sales	$3,970,980	$3,534,244	$3,210,293	$378,550	$2,664,162	$2,840,336
Cost of sales, buying and occupancy	3,372,120	3,006,955	2,736,357	333,787	2,265,154	2,412,180

Gross margin	598,860	527,289	473,936	44,763	399,008	428,156
Operating and administrative expenses	503,995	438,528	387,133	51,727	355,681	379,371
Income (loss) on property sales	—	—	—	5	(8,818)	(1,952)

Income (loss) from operations	94,865	88,761	86,803	(6,959)	34,509	46,833
Interest expense, net	32,687	37,602	50,365	7,133	20,761	31,395
(Loss) on early extinguishment of debt(1)	(2,192)	(2,224)	(24,487)	—	—	(4,209)
Equity in earnings of joint venture	1,378	1,037	1,649	—	820	785

Income (loss) from continuing operations before income taxes	61,364	49,972	13,600	(14,092)	14,568	12,014
Income tax (provision) benefit	(23,102)	(16,854)	(5,429)	4,804	(244)	(4,795)

Income (loss) from continuing operations	38,262	33,118	8,171	(9,288)	14,324	7,219
Income (loss) from discontinued operations, net of income taxes(2)	—	—	—	—	—	3,260

Net income (loss)	$38,262	$33,118	$8,171	$(9,288)	$14,324	$10,479

Per Share Data:
Basic earnings (loss) per share:
Income (loss) per share from continuing operations	$0.52	$0.54	$0.14	$(0.16)	$1.07	$0.54
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	—	0.24

Basic earnings (loss) per share	$0.52	$0.54	$0.14	$(0.16)	$1.07	$0.78

Diluted earnings (loss) per share:
Income (loss) per share from continuing operations	$0.50	$0.52	$0.14	$(0.16)	$1.03	$0.54
Income (loss) per share from discontinued operations, net of income taxes	—	—	—	—	—	0.24

Diluted earnings (loss) per share	$0.50	$0.52	$0.14	$(0.16)	$1.03	$0.78

Weighted average shares outstanding—basic	73,121,964	61,455,584	57,030,099	56,848,190	13,363,635	13,362,665
Weighted average shares outstanding—diluted	77,141,621	63,841,118	59,387,487	56,848,190	13,927,566	13,425,470
Selected Operating Data:
Comparable store sales growth(3)	4.5%	6.3%	4.0%	5.3%	6.9%	9.5%
Smart & Final banner	4.4%	5.0%	3.4%	5.2%	7.3%	9.4%
Cash & Carry banner	4.5%	10.0%	6.1%	5.5%	5.4%	9.7%
Stores at end of period	276	254	240	235	236	234
Smart & Final banner	221	201	188	183	184	182
Extra! format	127	98	69	56	56	46
Cash & Carry banner	55	53	52	52	52	52
Square feet at end of period	6,034,336	5,342,915	4,899,403	4,756,165	4,774,486	4,697,834
Average store size at end of period(4)	21,864	21,035	20,414	20,239	20,231	20,076
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,327	$106,847	$53,699	$35,987	$92,676	$72,462
Total assets	1,821,289	1,729,292	1,599,541	1,572,914	1,049,039	1,038,384
Long-term debt (including current portion and debt discount)	595,068	588,117	706,191	704,734	304,074	303,258
Total stockholders' equity	566,571	517,208	341,859	307,023	287,076	248,579

(1)
In the second quarter of fiscal year 2015, we recognized a loss on early extinguishment of debt of $2.2 million in connection with an amendment to our Term Loan Facility and the write-off of unamortized debt discount and deferred financing costs. In the third quarter of fiscal year 2014, we recognized a loss on early extinguishment of debt of $2.2 million in connection with the use of the net proceeds of our initial public offering (the "IPO") to repay a portion of our outstanding debt. In the second and fourth quarters of fiscal year 2013, we recognized a loss on early extinguishment of debt of $24.5 million in the aggregate in connection with a repricing amendment to the Term Loan Facility. In the second quarter of fiscal year 2011, we recognized a loss on early extinguishment of debt of $4.2 million in connection with an amendment to our prior term loan facility to permit the sale of Henry's Holdings, LLC ("Henry's"). See Note 4, Debt, to the audited consolidated financial statements included elsewhere in this Annual Report.

(2)
In the second quarter of fiscal year 2011, we sold Henry's to Sprouts Farmer's Markets, LLC ("Sprouts"). In the fourth quarter of fiscal year 2010, we closed five stores in Colorado. Accordingly, the consolidated statements of operations data for our fiscal year 2011 reflect the results of operations of Henry's and the five stores separately as discontinued operations. The results of operations of Henry's and the five stores are immaterial for subsequent fiscal years and are not presented separately as discontinued operations.

(3)
For more information regarding our calculation of comparable store sales growth, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Sales" on page 47 of this Annual Report.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data," and the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report. Please also see the section entitled "Forward-Looking Statements."

Business Overview

        We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of January 3, 2016, we operated 276 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

        We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the fifty-three weeks ended January 3, 2016, our Smart & Final and Cash & Carry segments represented approximately 76.5% and 23.5%, respectively, of our consolidated sales, compared to 75.5% and 24.5%, respectively, for the fifty-two weeks ended December 28, 2014.

        Our Smart & Final segment is based in Commerce, California and includes, as of January 3, 2016, 94 legacy Smart & Final stores and 127 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        Our Cash & Carry segment is based in Portland, Oregon and includes, as of January 3, 2016, 55 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of "case quantity" or single unit purchases.

Outlook

        We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. We plan to opportunistically continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to grow our Cash & Carry store footprint.

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

Factors Affecting Our Results of Operations

Store Openings

        We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings, conversions and relocations, including 33 store locations acquired in connection with the Haggen Transaction which we expect to open as Extra! stores in the first half of fiscal year 2016. We also plan to opportunistically open new Cash & Carry stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversion and opening of store properties acquired from Haggen, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Cash & Carry stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, our new stores generally have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

        Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

Developments in Competitive Landscape

        We operate in the highly competitive food retail and foodservices industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location. Our principal competitors include conventional grocers such as Albertsons and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

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

        As of January 3, 2016, for fiscal year 2015, we had a portfolio of approximately 2,950 private label items, which represented 30% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

        Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. We experienced some food inflation in early fiscal year 2013, but inflation was essentially flat through the remainder of calendar year 2013. Food inflation rose sharply in the first half of 2014, but moderated in the third quarter of 2014. In fiscal year 2015, we began experiencing food price deflation in certain categories. These deflationary pressures persisted through much of 2015 and negatively impacted sales and income from continuing operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. We expect deflationary pressures to continue into the first quarter of 2016, with deflation easing as we move into the second half of the year.

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

Operating and Administrative Expenses

        Operating and administrative expenses include direct store-level expenses associated with displaying and selling our products at the store level, including salaries and benefits for our store work force, fringe benefits, store supplies, advertising and marketing and other store-specific costs. Operating and administrative expenses also consist of store overhead costs and corporate administrative costs including salaries and benefits costs, share-based compensation, corporate occupancy costs, amortization expense, and other expenses associated with being a public company

        We expect that our operating and administrative expenses will increase in future periods resulting from our store development program, including the growth in the number of our stores and as a result of additional legal, accounting, insurance and other expenses associated with being a public company.

Income Tax Provision

        We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

Equity in Earnings of Mexico Joint Venture

        Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of January 3, 2016, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Additional Week in Fiscal Year 2015

        Fiscal year 2015 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in "—Fiscal Year 2015 Compared to Fiscal Year 2014" below.

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

        During the second quarter of fiscal year 2013, we amended the Term Loan Facility to reduce the applicable margin from 4.50% to 3.50% and reduce the Adjusted LIBOR floor rate from 1.25% to 1.00%. Additionally, we increased the size of the Term Loan Facility by $55.0 million through an incremental facility, and used the proceeds of this borrowing to reduce the borrowings outstanding under the Second Lien Term Loan Facility by $55.0 million. We recorded a $7.1 million loss on the early extinguishment of debt in the second quarter of 2013.

        During the fourth quarter of fiscal year 2013, we amended the Term Loan Facility to increase the applicable margin from 3.50% to 3.75% and reduce the size of the incremental borrowing facilities that can be incurred without regard to leverage-based limitations from $125.0 million to $75.0 million. Additionally, we increased the size of the Term Loan Facility by $140.0 million through an incremental facility, and used the proceeds of this borrowing to repay all amounts outstanding under the Second Lien Term Loan Facility, which was then terminated. We recorded a $17.4 million loss on the early extinguishment of debt in the fourth quarter of fiscal year 2013.

        On September 29, 2014, we used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, we recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the third quarter of fiscal year 2014. Quarterly amortization of the principal amount is no longer required.

        During the second quarter of fiscal year 2015, we amended the Term Loan Facility to, among other things, decrease the applicable margin from 3.75% to 3.25% and reduce the Adjusted LIBOR floor rate from 1.00% to 0.75%. We recorded a $2.2 million loss on the early extinguishment of debt in the second quarter of fiscal year 2015. We also amended our Interest Rate Swap Agreement, effective June 30, 2015, to fix the LIBOR component of interest under the Term Loan Facility at 1.47675% and to mirror the Term Loan Facility's floor rate of 0.75%.

Initial Public Offering and Secondary Public Offering

        On September 29, 2014, we completed an initial public offering of our common stock, pursuant to which we sold an aggregate of 15,467,500 shares of common stock, after giving effect to the underwriters' exercise in full of their option to purchase additional shares, at a price of $12.00 per share. We received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds to repay borrowings of $115.5 million under the Term Loan Facility and the remainder to fund growth initiatives and for general corporate purposes.

        On April 24, 2015, certain of our stockholders completed a secondary public offering of 10,900,000 shares of common stock. We did not sell any shares in the secondary public offering.

Basis of Presentation

        Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on January 3, 2016 and was a 53-week period. Our fiscal years ended on December 28, 2014 and December 29, 2013 were 52-week periods.

        All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

        The following table contains results of operations for fiscal years 2015, 2014 and 2013.

Dollars in thousands, except per share data	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net sales	$3,970,980	$3,534,244	$3,210,293
Cost of sales, buying and occupancy	3,372,120	3,006,955	2,736,357

Gross margin	598,860	527,289	473,936
Operating and administrative expenses	503,995	438,528	387,133

Income from operations	94,865	88,761	86,803
Interest expense, net	32,687	37,602	50,365
Loss on early extinguishment of debt	(2,192)	(2,224)	(24,487)
Equity in earnings of joint venture	1,378	1,037	1,649

Income from operations before income taxes	61,364	49,972	13,600
Income tax provision	(23,102)	(16,854)	(5,429)

Net income	$38,262	$33,118	$8,171

Earnings per share:
Net income per share—Basic	$0.52	$0.54	$0.14
Net income per share—Diluted	$0.50	$0.52	$0.14

        The table below sets forth the components of our consolidated statements of operations as a percentage of sales.

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	84.9%	85.1%	85.2%

Gross margin	14.9%	14.9%	14.8%
Operating and administrative expenses	12.7%	12.4%	12.1%

Income from operations	2.4%	2.5%	2.7%
Interest expense, net	0.8%	1.1%	1.6%
Loss on early extinguishment of debt	–0.1%	–0.1%	–0.8%
Equity in earnings of joint venture	0.0%	0.0%	0.1%

Income from operations before income taxes	1.5%	1.4%	0.4%
Income tax provision	–0.6%	–0.5%	–0.2%

Net income loss	1.0%	0.9%	0.3%

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales

        Net sales for fiscal year 2015 increased $436.7 million, or 12.4%, to $3,971.0 million as compared to $3,534.2 million for fiscal year 2014. The increase in net sales attributable to comparable store sales growth of $154.6 million in our store banners, and $208.8 million was primarily attributable to the opening of 20 new Extra! stores and two new Cash & Carry stores in fiscal year 2015 compared to 13 new Extra! stores and one new Cash & Carry store in fiscal year 2014. The remaining increase in net sales of $73.3 million was attributable to the additional week in fiscal year 2015.

        Comparable store sales for fiscal year 2015 increased 4.5% as compared to fiscal year 2014. This increase in comparable store sales was attributable to an increase in comparable transaction counts of 4.4% and an increase of 0.1% in comparable average transaction size.

        Net sales for our Smart & Final segment increased $368.0 million, or 13.8%, to $3,036.9 million as compared to $2,668.9 million for fiscal year 2014. Of this increase in net sales, $58.0 million was attributable to the additional week in fiscal year 2015. Comparable store sales for fiscal year 2015 for our Smart & Final segment increased 4.4% as compared to fiscal year 2014, driven by a 4.6% increase in comparable transaction counts partially offset by a 0.1% decrease in comparable average transaction size.

        Net sales for our Cash & Carry segment increased $68.7 million, or 7.9%, to $934.0 million as compared to $865.3 million for fiscal year 2014. Of this increase in net sales, $15.3 million was attributable to the additional week in fiscal year 2015. Comparable store sales for fiscal year 2015 for our Cash & Carry segment increased 4.5% as compared to fiscal year 2013, driven by a 2.9% increase in comparable transaction counts and a 1.6% increase in comparable average transaction size.

Gross Margin

        Gross margin for fiscal year 2015 increased $71.6 million, or 13.6%, to $598.9 million as compared to $527.3 million in fiscal year 2014. As a percentage of sales, gross margin for fiscal year 2015 was 15.1% as compared to 14.9% in fiscal year 2014. The increase in gross margin attributable to increased sales was $65.2 million and the increase in gross margin attributable to increased gross margin rate was $6.4 million. Compared to fiscal year 2014, gross margin as a percentage of sales for fiscal year 2015 included lower warehouse and transportation costs as a percentage of sales (accounting for an 0.06% increase, including a 0.01% increase in our Smart & Final segment and a 0.05% increase in our Cash & Carry segment), and higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.22%, including a 0.34% increase in our Smart & Final segment partially offset by a 0.12% decrease in our Cash & Carry segment) partially offset by higher store occupancy costs as a percentage of sales (accounting for a 0.10% decrease, including a 0.13% decrease in our Smart & Final segment partially offset by a 0.03% increase in our Cash & Carry segment). The increase in store occupancy costs in our Smart & Final segment was primarily due to increased building rent and depreciation costs related to our new store leases and capital spending for new and relocated stores. The impact of the additional week in 2015 on gross margin rate was insignificant.

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2015 were $504.0 million as compared to $438.5 million in fiscal year 2014. As a percentage of sales, operating and administrative expenses for fiscal year 2015 were 12.7% as compared to 12.4% in fiscal year 2014. The increase in operating and administrative expenses was primarily due to $37.8 million of increased wages, fringe benefits and incentive bonus costs, $5.4 million of increased marketing costs in support of our increased sales and other marketing initiatives, $16.0 million of increased other store direct expenses, $2.5 million of increased public company costs, and $1.1 million of increased expense associated with decreased cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. The increase in operating and administrative expenses for fiscal year 2015 was partially offset by a $1.3 million decrease in share-based compensation expense associated with our equity compensation program. Fiscal year 2014 included a $3.3 million reversal of an executive compensation reserve that was no longer necessary, and a $0.9 million gain associated with the death benefit on a company- owned life insurance policy that supports our deferred compensation program which were partially offset by $1.7 million of consulting costs associated with our long-range store development planning (including remodels of our legacy Smart & Final stores and conversions to our

Extra! format). As a percentage of sales, operating and administrative expenses for fiscal year 2015 increased 0.3% to 12.7% as compared to fiscal year 2014. Approximately 0.10% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonus costs (including 0.19% increase in our Smart & Final segment partially offset by a 0.02% decrease in our Cash & Carry segment), 0.04% of the increase was due to higher marketing costs (including 0.03% in our Smart & Final segment and 0.01% in our Cash & Carry segment), 0.11% of the increase was due to increased other store direct expenses primarily in our Smart & Final segment, 0.05% of the increase was due to increased public company costs, and 0.02% was due to decreases in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. These increases, as a percentage of sales, were partially offset by a 0.07% decrease in share-based compensation expense associated with our equity compensation program. Other items included in our fiscal year 2014 results that were not in our fiscal year 2015 results included 0.09% increase due to the reversal of an executive compensation reserve that was no longer necessary, and a 0.02% increase due to the gain associated with the death benefit on a company owned life insurance policy that supports our deferred compensation program, which were partially offset by a 0.05% decrease in consulting costs associated with our long-range store development planning. The impact of the additional week in 2015 on operating and administrative expenses was insignificant.

Interest Expense, Net

        Interest expense for fiscal year 2015 was $32.7 million as compared to $37.6 million in fiscal year 2014. As a percentage of sales, interest expense for fiscal year 2015 was 0.8% as compared to 1.1% for fiscal year 2014. The decrease in interest expense was primarily due to a lower average debt outstanding and a lower average interest rate under our Term Loan Facility.

Loss on Early Extinguishment of Debt

        We recorded a $2.2 million loss on the early extinguishment of debt in both fiscal year 2015 and fiscal year 2014. The loss in fiscal year 2015 was related to the amendment of our Term Loan Facility in the second quarter to decrease the applicable margin from 3.75% to 3.25%. Costs associated with such loss were related to fees and the write-off of unamortized debt discount and deferred financing costs. The loss for fiscal year 2014 was the result of our use of the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, we recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the third quarter of fiscal year 2014.

Income Tax Provision

        Our income tax provision for fiscal year 2015 was $23.1 million as compared to $16.9 million in fiscal year 2014. The effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2015 was 38.5% as compared to 34.4% in fiscal year 2014.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2015 was $1.4 million as compared to $1.0 million in fiscal year 2014.

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales

        Net sales for fiscal year 2014 increased $323.9 million, or 10.1%, to $3,534.2 million as compared to $3,210.3 million for fiscal year 2013. This increase in net sales was attributable to comparable store sales growth of $200.4 million in our store banners, and net sales of $123.5 million primarily attributable to the opening of 13 new Extra! stores and one new Cash & Carry store in fiscal year 2014 compared to five new Extra! stores in fiscal year 2013.

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

Gross Margin

        Gross margin for fiscal year 2014 increased $53.4 million, or 11.3%, to $527.3 million as compared to $473.9 million in fiscal year 2013. As a percentage of sales, gross margin for fiscal year 2014 was 14.9% as compared to 14.8% in fiscal year 2013. The increase in gross margin attributable to increased sales was $47.8 million and the increase in gross margin attributable to increased gross margin rate was $5.6 million. Compared to fiscal year 2013, gross margin as a percentage of sales for fiscal year 2014 included lower warehouse and transportation costs as a percentage of sales (accounting for an 0.08% increase, including a 0.05% increase in our Smart & Final segment and a 0.03% increase in our Cash & Carry segment), lower store occupancy costs as a percentage of sales (accounting for a 0.09% increase, including a 0.06% increase in our Smart & Final segment and a 0.03% increase in our Cash & Carry segment) partially offset by lower merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for a decrease of 0.04%, including a 0.03% decrease in our Smart & Final segment and a 0.01% decrease in our Cash & Carry segment).

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2014 were $438.5 million as compared to $387.1 million in fiscal year 2013. As a percentage of sales, operating and administrative expenses for fiscal year 2014 were 12.4% as compared to 12.1% in fiscal year 2013. The increase in operating and administrative expenses was primarily due to $29.8 million of increased wages, fringe benefits and incentive bonus costs, $4.4 million of increased marketing costs in support of our increased sales and other marketing initiatives, $12.1 million of increased other store direct expenses, $11.3 million of share-based compensation expense associated with our equity compensation program, $2.0 million of accounting, legal and other consulting costs associated with our IPO and our long-range store development planning (including remodels of our legacy Smart & Final stores and conversions to our Extra! format) and $1.2 million increased expense associated with decreased cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. The increase in operating and administrative expenses for fiscal year 2014 was partially offset by a $3.3 million reversal of an executive compensation reserve that was no longer necessary and a $0.9 million gain associated with the death benefit on a company-owned life insurance policy that supports our deferred compensation program. As a percentage of sales, operating and administrative expenses for fiscal year 2014 increased 0.3% to 12.4% as compared to fiscal year 2013. Approximately 0.32% of the increase in operating and administrative expenses as a percentage of sales was due to share-based compensation expense, 0.05% of the increase was due to higher consulting costs primarily associated with our IPO and our long-range store development planning, 0.05% of the increase was due to higher marketing costs in our Smart & Final segment, 0.15% of the increase was due to increased wages, benefits and incentive bonuses (including 0.07% increase in our Smart & Final segment partially offset by a 0.02% decrease in our Cash & Carry segment) and 0.10% of the increase was due to increased other store direct expenses in our Smart & Final segment. Additionally, during fiscal year 2013 we recorded $3.0 million in pre-tax charges related to two class action lawsuits.

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

Liquidity and Capital Resources

        Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under the Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. We believe that our existing cash and cash equivalents, cash anticipated to be generated by operating activities, and borrowings under the Credit Facilities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of January 3, 2016, we had $5.0 million drawn under our Revolving Credit Facility and $59.3 million of cash and cash equivalents.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Cash and cash equivalents at end of period	$59,327	$106,847	$53,699
Cash provided by operating activities	145,391	125,337	107,517
Cash used in investing activities	(196,616)	(117,370)	(55,319)
Cash provided by (used in) financing activities	3,705	45,181	(34,486)

Fiscal Year 2015 Compared to Fiscal Year 2014

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

        Cash provided by operating activities for fiscal year 2015 increased $20.1 million to $145.4 million as compared to $125.3 million for fiscal year 2014. This increase was primarily attributable to higher net income and improved working capital including lower cash interest payments and lower cash pension contributions. During fiscal year 2015, we made cash interest payments of $29.5 million and cash pension contributions of $8.2 million, as compared to cash interest payments of $41.3 million and cash pension contributions of $10.8 million during fiscal year 2014.

Investing Activities

        Cash used in investing activities increased $79.2 million to $196.6 million for fiscal year 2015 as compared to $117.4 million in fiscal year 2014. This increase was primarily attributable to the $66.4 million of cash paid in fiscal year 2015 for the acquisition of 33 store leases and related assets from Haggen in connection with the Haggen Transaction and a $19.6 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format.

Financing Activities

        Cash provided by financing activities decreased $41.5 million to $3.7 million for fiscal year 2015 as compared to $45.2 million for fiscal year 2014. This decrease was primarily attributable to the $168.3 million of net proceeds received from the IPO in fiscal year 2014, partially offset by $120.1 million in net payments on our Term Loan Facility and $2.7 million of cash used for employee withholding taxes related to the net settlement of an option exercise in fiscal year 2014.

        At January 3, 2016, we had cash and cash equivalents of $59.3 million, stockholders' equity of $566.6 million and debt, net of debt discount, of $595.1 million. At January 3, 2016, we had working capital of $62.1 million as compared to $116.7 million at December 28, 2014. This decrease in working capital was primarily due to expenditures related to the acquisition of the 33 store leases and related assets from Haggen in connection with the Haggen Transaction.

Fiscal Year 2014 Compared to Fiscal Year 2013

Operating Activities.

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

Investing Activities

        Cash used in investing activities increased $62.1 million to $117.4 million for fiscal year 2014 as compared to $55.3 million in fiscal year 2013. This increase was primarily attributable to a $62.3 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format.

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

        At December 28, 2014, we had cash and cash equivalents of $106.8 million, stockholders' equity of $517.2 million and debt, net of debt discount, of $588.1 million. At December 28, 2014, we had working capital of $116.7 million as compared to $69.0 million at December 29, 2013. This increase in working capital was primarily due to an increase in cash and cash equivalents as a result of our IPO.

Capital Expenditure and Other Capital Requirements

        Our primary uses of capital are to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated, converted and remodeled stores, investment in our distribution network, investment in information systems hardware and capitalized software, as well as general working capital requirements.

        During fiscal year 2015, we opened 20 new Extra! stores, as well as two new Cash & Carry stores. Additionally, during fiscal year 2015 we relocated one Cash & Carry store. We currently plan to open an additional 33 new Extra! stores (including 29 stores acquired in connection with the Haggen Transaction) and four to five new Cash & Carry stores in fiscal year 2016. We estimate that the capital expenditure requirement for improvements and equipment for a new Extra! store averages $2.4 million. We estimate that the average capital expenditure requirement for a typical new Cash & Carry store is $1.1 million.

        During fiscal year 2015, we converted six legacy Smart & Final stores to our Extra! format and relocated three legacy Smart & Final stores to new Extra! locations. We plan to continue converting legacy Smart & Final stores to our Extra! format, including through relocations. In fiscal year 2016, we plan to relocate six legacy Smart & Final stores to new Extra! locations (including four stores acquired in connection with the Haggen Transaction) and convert six legacy Smart & Final stores to the Extra! format. We estimate that the average capital expenditure requirement for a typical Extra! conversion is $2.4 million.

        During 2015, we paid $66.4 million in cash to acquire 33 store leases and related assets from Haggen. During fiscal year 2016, we plan to convert, remodel and open these stores as new Extra! locations. We estimate that the average additional capital expenditure requirement to remodel and convert these acquired properties into Extra! stores is $1.8 million. In addition, new stores require capital for inventory, operational needs and cash pre-opening expenses.

        We also plan to continue investing in our legacy Smart & Final and older Extra! stores with store remodels. During fiscal year 2015, we remodeled two of our legacy Smart & Final stores. In fiscal year 2016, we plan to remodel two of our legacy Smart & Final stores. We estimate that the average capital expenditure requirement for a typical legacy Smart & Final format remodel is $0.7 million. During fiscal year 2015, we remodeled seven of our older Extra! stores and plan to remodel six older Extra! stores in fiscal year 2016. We estimate that the average capital expenditure requirement for a typical Extra! format remodel is $1.2 million.

        For fiscal year 2015, total capital expenditures, including property, plant and equipment and capitalized software, were $136.6 million net of tenant improvement allowances. We estimate total capital expenditures to be $148 million for fiscal year 2016, net of tenant improvement allowances. However, our capital program plans are subject to change upon our further review and we cannot assure you that these estimates will be realized.

        We typically enter into lease arrangements for our store properties. From time to time we may purchase a property or leasehold interest for an additional capital investment, depending on the property location and market value. Working capital investment related to a new store is approximately $0.3 million and primarily relates to inventory net of trade vendor accounts payable.

        We have various retirement plans which subject us to certain funding obligations. Our noncontributory defined benefit retirement plan covered substantially all of our full time employees prior to June 1, 2008. We froze the accruing of future benefits under this plan effective June 1, 2008, with the exception of approximately 450 hourly paid employees in our distribution and transportation operations. Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made cash contributions of $8.2 million in fiscal year 2015 and $10.8 million in fiscal year 2014. During fiscal year 2016, we plan to fund the total minimum required contribution of $8.8 million.

        We expect to fund our capital expenditures and other cash requirements with cash on hand, cash generated from operating activities and, if required, additional borrowings under the Credit Facilities. We believe that our sources of funds are adequate to provide for our working capital, capital expenditures and debt service requirements for the foreseeable future, including investments made, and expenses incurred, in connection with opening new stores or converting or relocating existing stores in accordance with our growth strategy. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings or store conversions and relocations, sell assets, obtain additional debt or equity capital or refinance all or a portion of our outstanding debt. Alternatively, we may elect to pursue additional expansion opportunities that could require additional debt or equity financing. There can be no assurance that equity or debt financing would be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Credit Facilities

        We have two arrangements governing our material outstanding indebtedness: our Term Loan Facility and our Revolving Credit Facility.

        As of January 3, 2016, the aggregate principal balance of amounts outstanding under our Term Loan Facility net of discount on debt issuance was $590.1 million. The term loans incurred under our Term Loan Facility have a maturity date of November 15, 2019. There is no required quarterly amortization of the principal amount. Smart & Final Stores LLC may prepay the Term Loans, in whole or in part, at any time. Mandatory prepayments are required in the amount of (i) the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility Collateral (as defined below), (ii) the net proceeds of the incurrence of indebtedness to the extent such indebtedness is not permitted under the terms of the Term Loan Facility and (iii) a percentage of annual "excess cash flow," as adjusted by voluntary prepayments.

        The Revolving Credit Facility provides for up to $150.0 million of borrowings (including up to $50.0 million for the issuance of letters of credit), subject to certain borrowing base limitations. Subject to certain conditions, we may increase the commitments under the Revolving Credit Facility by up to $100.0 million. The Revolving Credit Facility has a term of five years with a maturity date of November 15, 2017. As of January 3, 2016, we had $5.0 million outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit were $25.1 million. After giving effect to borrowings under the Revolving Credit Facility and outstanding letters of credit, we had $119.9 million of availability under the Revolving Credit Facility as of January 3, 2016.

Collateral

        All obligations under the Term Loan Facility are guaranteed by Intermediate Holdings and certain of its current and future domestic direct and indirect subsidiaries. In addition, the obligations under the Term Loan Facility are secured by (x) a first-priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, Smart & Final Stores LLC and Intermediate Holdings and the other guarantors (other than Revolving Credit Facility Collateral (as defined below)) and (y) a second-priority security interest in the Revolving Credit Facility Collateral.

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

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when a covenant trigger event has occurred and is continuing. If such a covenant trigger event has occurred and is continuing, Smart & Final Stores LLC is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. A covenant trigger event shall have occurred any time that availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10.0% of the line cap (the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect) (the "Trigger Threshold"). Once commenced, a covenant trigger event shall be deemed to continue until such time as availability equals or exceeds the Trigger Threshold for 20 consecutive days. As of January 3, 2016, no trigger event has occurred.

Contractual Obligations

        The following table sets forth our future payments due by period of our contractual obligations as of January 3, 2016, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$599,907	$5,000	$—	$594,907	$—
Interest on long-term debt	110,898	27,196	57,735	25,967	—
Operating leases	1,288,049	115,430	215,256	210,921	746,442

Total contractual obligations	$1,998,854	$147,626	$272,991	$831,795	$746,442

        The primary changes in our contractual obligations as of January 3, 2016 as compared to our contractual obligations as of December 28, 2014 relate to additional operating leases entered into during fiscal year 2015 primarily related to our new store growth, including leases acquired in connection with the Haggen Transaction.

        The interest payments on our Term Loan Facility outstanding as of January 3, 2016 incorporate the effect of the interest rate swap, which effectively converts the variable rate of the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, for additional information on our interest requirements and interest rate swap contract.

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

        We have a contractual obligation under our supply agreement with Unified Grocers to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement, as amended, expired in December 2015. The Company continues to operate under a supply arrangement with Unified Grocers subsequent to the expiration of the supply agreement in December 2015. The Company and Unified Grocers are in negotiations to formalize a supply agreement for a multi-year term. The related amounts are not included in the above table.

        The table above also excludes funding of pension and other postretirement benefit and postemployment obligations. See Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, to our audited consolidated financial statements for additional information on funding of our plans.

        We also have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Off Balance Sheet Arrangements

        As of January 3, 2016, we had no off-balance sheet arrangements.

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in our Cash & Carry operations. At the end of fiscal year 2015 and fiscal year 2014, there were approximately 206 and 172 union employees covered under this plan, respectively. Our employer contributions and corresponding pension expense for this plan was $1.4 million for fiscal year 2015 and $1.3 million for fiscal year 2014.

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

        The Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955, pursuant to which the Teamsters Plan was established, provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised us that the minimum funding requirements of ERISA are being met as of January 1, 2015 (based on the most recent information available).

        As of January 1, 2015, the Teamsters Plan actuarial present value of accumulated plan benefits was $40,167.6 million and the actuarial value of assets for funding the standard account was $36,878.8 million, resulting in a funded percentage of 91.8%. The Teamsters Plan covered approximately 553,000 participants as of December 31, 2014. Approximately 1,550 employers participate in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2014 totaled $1,508.0 million.

Impact of Inflation and Deflation

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

Critical Accounting Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting estimates are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations. The following are considered our most critical accounting estimates that, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations.

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

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates first-in, first-out ("FIFO")) or market. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

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

        Our detailed impairment analysis involves the use of discounted cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness.

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

Impairments of Long-Lived Assets

        In accordance with ASC 360, Property, Plant, and Equipment, ("ASC 360"), we assess our long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores' operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

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

        The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2014, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions resulted in an increase to our pension, supplemental executive retirement plan ("SERP") and postretirement benefit plan obligations and an increase in future related expense. In 2015, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 3, 2016. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

        We determine the discount rate using current investment yields on high quality fixed income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense.

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

Recently Issued Accounting Pronouncements

        See Note 2, Summary of Significant Accounting Policies, to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. We have determined that all other recently issued accounting standards will not have a material impact on our financial statements, or do not apply to our operations.

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

Interest Rate Market Risk

        Based on our variable rate debt balance as of January 3, 2016, a 1% increase in interest rates would have increased our annual interest cost by approximately $2.0 million. This impact reflects any offset from our current hedging activities. If the interest rate were to decrease 1%, this would decrease our annual interest cost by approximately $0.5 million.

Foreign Currency Exchange Rate Market Risk

        We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $12.8 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Smart & Final Stores, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2016. Our audits also included the financial statement schedules listed in the index at item 15. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Stores, Inc. and subsidiaries at January 3, 2016 and December 28, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smart & Final Stores, Inc. and subsidiaries' internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

Los Angeles, California
March 14, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

        We have audited Smart & Final Stores, Inc. and subsidiaries' internal control over financial reporting as of January 3, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Smart & Final Stores, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Smart & Final Stores, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart & Final Stores, Inc. and subsidiaries as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 3, 2016 of Smart & Final Stores, Inc. and subsidiaries and our report dated March 14, 2016 expressed an unqualified opinion thereon.

Los Angeles, California
March 14, 2016

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	January 3, 2016	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$59,327	$106,847
Accounts receivable, less allowances of $454 and $787 at January 3, 2016 and December 28, 2014, respectively	27,304	23,666
Inventories	234,289	223,404
Prepaid expenses and other current assets	29,072	26,532
Deferred income taxes	22,471	22,419

Total current assets	372,463	402,868
Property, plant, and equipment:
Land	10,940	11,165
Buildings and improvements	20,441	23,938
Leasehold improvements	237,820	176,114
Fixtures and equipment	266,080	203,473
Construction in progress	19,501	7,344

	554,782	422,034
Less accumulated depreciation and amortization	174,906	115,350

	379,876	306,684
Capitalized software, net of accumulated amortization of $12,356 and $9,486 at January 3, 2016 and December 28, 2014, respectively	11,365	10,403
Other intangible assets, net	376,122	325,289
Goodwill	611,242	611,242
Deferred financing costs, net	4,208	5,894
Equity investment in joint venture	12,763	11,924
Other assets	53,250	54,988

Total assets	$1,821,289	$1,729,292

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$194,149	$184,897
Accrued salaries and wages	33,859	28,582
Accrued expenses	77,374	72,667
Current portion of long-term debt	5,000	—

Total current liabilities	310,382	286,146
Long-term debt, less current portion and debt discount	590,068	588,117
Deferred income taxes	128,752	125,673
Postretirement and postemployment benefits	117,417	127,004
Other long-term liabilities	108,099	85,144
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; Authorized shares—10,000,000 Issued and outstanding shares—none	—	—
Common stock, $0.001 par value; Authorized shares—340,000,000 Issued and outstanding shares—73,789,608 and 73,755,388 at January 3, 2016 and December 28, 2014, respectively	74	74
Additional paid-in capital	502,304	489,550
Retained earnings	70,181	32,001
Accumulated other comprehensive loss	(5,988)	(4,417)

Total stockholders' equity	566,571	517,208

Total liabilities and stockholders' equity	$1,821,289	$1,729,292

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net sales	$3,970,980	$3,534,244	$3,210,293
Cost of sales, buying and occupancy	3,372,120	3,006,955	2,736,357

Gross margin	598,860	527,289	473,936
Operating and administrative expenses	503,995	438,528	387,133

Income from operations	94,865	88,761	86,803
Interest expense, net	32,687	37,602	50,365
Loss on early extinguishment of debt	2,192	2,224	24,487
Equity in earnings of joint venture	1,378	1,037	1,649

Income before income taxes	61,364	49,972	13,600
Income tax provision	(23,102)	(16,854)	(5,429)

Net income	$38,262	$33,118	$8,171

Basic earnings per share	$0.52	$0.54	$0.14
Diluted earnings per share	$0.50	$0.52	$0.14
Weighted average shares outstanding:
Basic	73,121,964	61,455,584	57,030,099
Diluted	77,141,621	63,841,118	59,387,487
Comprehensive income:
Net income	$38,262	$33,118	$8,171
Minimum pension, SERP and postretirement benefit plan obligation adjustment, net of income tax expense (benefit) of $640, $(21,744), $15,066, respectively	956	(32,480)	22,505
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(917), $(1,670) and $1,932, respectively	(1,375)	(2,504)	2,898
Reclassification adjustments, net of income tax (benefit) expense of $(21), $6 and $(12), respectively	(32)	9	(18)
Foreign currency translation	(1,120)	(426)	(420)

Other comprehensive (loss) income	(1,571)	(35,401)	24,965

Comprehensive income (loss)	$36,691	$(2,283)	$33,136

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Amounts)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at December 30, 2012	56,848,190	$57	$310,235	$(9,288)	$6,019	$307,023
Issuance of common stock	323,000	—	1,700	—	—	1,700
Net income	—	—	—	8,171	—	8,171
Other comprehensive income	—	—	—	—	24,965	24,965

Balance at December 29, 2013	57,171,190	$57	$311,935	$(1,117)	$30,984	$341,859

Issuance of common stock in IPO, net of issuance costs of $5,368	15,467,500	15	167,697	—	—	167,712
Issuance of common stock, other	9,500	—	79	—	—	79
Issuance of restricted stock awards	681,028	1	(1)	—	—	—
Share-based compensation	—	—	11,329	—	—	11,329
Excess tax benefit for exercise of stock options	—	—	728	—	—	728
Stock option exercise, net of 498,560 shares net settled	426,170	1	(2,217)	—	—	(2,216)
Net income	—	—	—	33,118	—	33,118
Other comprehensive loss	—	—	—	—	(35,401)	(35,401)

Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208

Issuance of restricted stock awards	29,662	—	—	—	—	—
Forfeiture of restricted stock awards	(29,058)	—	—	—	—	—
Share-based compensation	—	—	10,003	—	—	10,003
Excess tax benefit for exercise of stock-based compensation awards	—	—	358	—	—	358
Stock option exercises	85,286	—	719	—	—	719
Vested restricted stock awards withheld on net share settlement	(44,284)	—	(694)	—	—	(694)
Tax benefit of IPO transaction costs	—	—	2,415	—	—	2,415
Net income	—	—	—	38,262	—	38,262
Stock repurchases	(7,386)	—	(47)	(82)	—	(129)
Other comprehensive loss	—	—	—	—	(1,571)	(1,571)

Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Operating activities
Net income	$38,262	$33,118	$8,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,585	35,565	33,414
Amortization	30,181	28,629	27,345
Amortization of deferred financing costs and debt discount	2,780	3,275	4,465
Share-based compensation	10,003	11,329	—
Excess tax benefits related to share-based payments	(358)	(728)	—
Deferred income taxes	3,325	(3,826)	(1,258)
Equity in earnings of joint venture	(1,378)	(1,037)	(1,649)
(Gain) loss on disposal of property, plant, and equipment	(40)	(30)	75
Asset impairment	1,413	988	1,105
Loss on early extinguishment of debt	2,192	2,224	24,487
Dividend from joint venture	—	—	577
Changes in operating assets and liabilities:
Accounts receivable, net	(3,637)	(2,931)	(1,755)
Inventories	(10,885)	(13,902)	(14,099)
Prepaid expenses and other assets	(1,202)	(8,074)	6,218
Accounts payable	9,252	31,253	20,067
Accrued salaries and wages	5,277	6,245	(3,112)
Other accrued liabilities	21,621	3,239	3,466

Net cash provided by operating activities	145,391	125,337	107,517
Investing activities
Purchases of property, plant, and equipment	(132,738)	(114,933)	(52,884)
Proceeds from disposal of property, plant, and equipment	8,104	95	85
Assets acquired in Haggen Transaction	(66,440)	—	—
Investment in capitalized software	(4,265)	(2,466)	(2,209)
Purchase of intangible asset	—	(100)	—
Other	(1,277)	34	(311)

Net cash used in investing activities	(196,616)	(117,370)	(55,319)
Financing activities
Issuance of common stock in IPO	—	173,080	—
Issuance of common stock, other	—	79	1,700
Proceeds from exercise of stock options	719	450	—
Payment of minimum withholding taxes on net share settlement of stock option exercise	(694)	(2,667)	—
Fees paid in conjunction with debt financing	(1,335)	(315)	(1,073)
Borrowings on bank line of credit	15,000	—	5,000
Payments on bank line of credit	(10,000)	—	(7,000)
Issuance of bank debt, net of issuance costs	—	—	188,985
Payments on bank debt	—	(120,880)	(199,213)
Payments of public offering issuance costs	(214)	(5,046)	—
Excess tax benefits related to share-based payments	358	728	—
Stock repurchases	(129)	—	—
Contingent consideration related to acquisition of Smart & Final Holdings Corp.	—	(248)	(22,885)

Net cash provided by (used in) financing activities	3,705	45,181	(34,486)

Net (decrease) increase in cash and cash equivalents	(47,520)	53,148	17,712
Cash and cash equivalents at beginning of period	106,847	53,699	35,987

Cash and cash equivalents at end of period	$59,327	$106,847	$53,699

Cash paid during the period for:
Interest	$29,462	$41,290	$45,547

Income taxes	$23,729	$25,372	$12,718

Non-cash investing and financing activities
Software development costs incurred but not paid	$310	$419	$49

Construction in progress costs incurred but not paid	$8,534	$8,101	$3,366

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 3, 2016

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

        SFSI was formed in connection with the acquisition of the "Smart & Final" and "Cash & Carry" store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp., a Delaware corporation (the "Predecessor" or "SFHC"), on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. ("Ares"), and the acquisition is referred to as the "Ares Acquisition."

        The Company operates non-membership warehouse-style grocery stores under the "Smart & Final" banner in California, Arizona, and Nevada. These stores are operated through the Company's principal subsidiary, Smart & Final Stores LLC, a California limited liability company and an indirect wholly owned subsidiary of SFSI ("Smart & Final Stores"), and other related entities. Beginning in 2008, the Company began opening an expanded Smart & Final store format named "Smart & Final Extra!" ("Extra!"). At January 3, 2016, the Company operated 221 stores, including 127 Extra! format stores, under the "Smart & Final" banner.

        The Company also operates non-membership warehouse-style grocery stores in Washington, Oregon, California, Idaho, and Nevada under the "Cash & Carry" banner. At January 3, 2016, the Company operated 55 "Cash & Carry" stores.

        The Company classifies its operations into two reportable segments: "Smart & Final" and "Cash and Carry." For additional information on these segments, see Note 14, Segment Information.

        The Company's wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("SF Mexico"), is a Mexican holding company that owns 50% of a joint venture. The other 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group which is also the owner of the Calimax grocery store chain in Mexico. At January 3, 2016, this joint venture operated 15 "Smart & Final" format stores in Northwestern Mexico, similar in concept to the Company's U.S. "Smart & Final" stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("SFDN").

        The Company's 50% joint venture interest is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal year-end is reported in the consolidated balance sheets under "Equity investment in joint venture." The carrying value of the investment as of January 3, 2016 and December 28, 2014 represents undistributed earnings of the joint venture and an $8.0 million fair value purchase accounting adjustment recorded as a result of the Ares Acquisition. The "Retained earnings" on SFSI's consolidated balance sheets included earnings of SFDN of $1.4 million and $1.0 million at January 3, 2016 and December 28, 2014, respectively. As of December 30, 2012, SFDN has declared dividends of $15.4 million, representing earnings through 2011. Of the $15.4 million declared dividends, SFDN paid $0.6 million during the year ended December 29, 2013 and $11.6 million during the period January 2, 2012 through November 14, 2012. At the end of

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

1. Description of Business and Basis of Presentation (Continued)

fiscal years 2015 and 2014, the Company revalued the dividend receivable due to exchange rate fluctuations and recorded exchange losses of $0.4 million and $0.4 million, respectively. The undistributed earnings after 2011 are considered retained indefinitely for reinvestment and, accordingly, no provision is made for U.S. federal and state income taxes and foreign income taxes. See Note 9, Income Taxes.

Initial Public Offering and Secondary Public Offering

        On September 29, 2014, SFSI completed its initial public offering (the "IPO"), pursuant to which it sold an aggregate of 15,467,500 shares (after giving effect to the underwriters' exercise in full of their option to purchase additional shares) of common stock, par value $0.001 per share ("Common Stock"), at a public offering price of $12.00 per share. The Company received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. None of the Company's stockholders sold shares in the IPO.

        On April 24, 2015, certain of the Company's stockholders completed a secondary public offering (the "Secondary Offering") of 10,900,000 shares of Common Stock. The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders. Following the Secondary Offering, affiliates of Ares held approximately 60% of the Company's issued and outstanding shares of Common Stock. See Note 16, Stockholders' Equity.

Basis of Presentation

        The accompanying consolidated financial statements present the financial position, and results of operations and cash flows of SFSI as of January 3, 2016 and December 28, 2014, and for the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

        The consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On September 19, 2014, SFSI's board of directors and stockholders approved a 190-for-one stock split of Common Stock. The accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.

2. Summary of Significant Accounting Policies

Fiscal Years

        The Company's fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Fiscal years 2015, 2014, and 2013 ended on January 3, 2016, December 28, 2014 and December 29, 2013, respectively. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2015 is a 53-week fiscal year and the fourth quarter consisted of a thirteen-week period, ending on January 3, 2016.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents. The amounts due from banks for these transactions classified as cash equivalents was $32.2 million and $17.2 million as of January 3, 2016 and December 28, 2014, respectively. The carrying amount of cash equivalents is approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

        Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from SFDN, and other items. The receivable from SFDN primarily relates to billings for the shipment of inventory product to SFDN. The following table sets forth the major components of accounts receivable for each fiscal year-end (in thousands):

	January 3, 2016	December 28, 2014
Trade	$3,231	$3,476
Vendor	16,947	13,501
SFDN	1,792	1,737
Other	5,334	4,952

Total	$27,304	$23,666

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

        The Company is exposed to credit risk on trade accounts receivable. The Company provides credit to certain trade customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers comprising the Company's customer base. The Company currently believes the allowance for doubtful accounts is sufficient to cover customer credit risks.

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates first-in, first-out ("FIFO")) or market. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results. The Company had reserves for inventory losses and slow-moving inventory of $7.0 million and $6.2 million as of January 3, 2016 and December 28, 2014, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable and other current assets. As of January 3, 2016 and December 28, 2014, prepaid expenses and other current assets included $11.8 million and $10.7 million of income taxes receivable, respectively.

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

        Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites of $3.0 million and $2.6 million at January 3, 2016 and December 28, 2014, respectively. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

        In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"), the Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores' operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements. As a result of such

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

reviews, the Company recorded a pre-tax impairment loss of $1.4 million, $0.7 million and $0.8 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively, in the Smart & Final segment. The impairment losses were reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss).

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

        Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value. As a result of such reviews, the Company did not report any impairment loss for the year ended January 3, 2016. The Company recorded a pre-tax impairment loss of $0.3 million in each of the years ended December 28, 2014 and December 29, 2013, in the Smart & Final segment, which was reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss).

Goodwill and Intangible Assets

        In connection with the Ares Acquisition, the intangible assets were adjusted and recorded at fair market value in accordance with ASC Topic 805, Business Combinations ("ASC 805").

        During the year ended December 28, 2014, the Company acquired the Sun Harvest trademark. A fee incurred to acquire the trademark of $0.1 million was capitalized as Signature brands and is amortized over a term of 5 years.

        During the fourth quarter of 2015, the Company acquired certain assets, including 33 store leases and related fixtures, equipment and liquor licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, "Haggen"). The Company recorded leasehold interests at fair value as of the acquisition dates. Acquired leasehold interests are finite lived intangible assets amortized straight-line over their estimated useful benefit period which is typically the lease term. Amortization expense reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive income (loss) was $0.2 million for the year ended January 3, 2016.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the components of other intangible assets, net at January 3, 2016 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
January 3, 2016
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(10,528)	56,572
Non-compete agreement	1,000	(1,000)	—
Leasehold interests	54,750	(200)	54,550

Total finite-lived intangible assets	122,850	(11,728)	111,122

Total intangible assets	$387,850	$(11,728)	$376,122

        The following table summarizes the components of other intangible assets, net at December 28, 2014 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
December 28, 2014
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(7,105)	59,995
Non-compete agreement	1,000	(706)	294

Total finite-lived intangible assets	68,100	(7,811)	60,289

Total intangible assets	$333,100	$(7,811)	$325,289

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

        The finite-lived intangible assets are amortized over their estimated useful benefit period and have the following weighted-average amortization periods:

Signature brands	20 years
Non-compete agreement	3 years
Leasehold interests	24 years

        Signature brands and the non-compete agreement are amortized on a straight-line basis. Amortization expense reported within "Operating and administrative expenses" on the Company's

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

consolidated statements of operations and comprehensive income (loss) was $3.7 million for each of the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

        Amortization of the finite-lived intangible assets over the next five fiscal years is as follows (in thousands):

2016	$6,957
2017	6,957
2018	6,957
2019	6,952
2020	7,068
Thereafter	76,231

$111,122

        In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual evaluation of impairment for fiscal year 2015 was performed as of November 29, 2015. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied value, then an impairment of goodwill has occurred and the Company would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill. For the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company did not recognize any goodwill impairment loss as a result of such evaluation.

        The Company evaluates its indefinite-lived intangible assets associated with trade names by comparing the fair value of each trade name with its carrying value. The Company determines the fair value of the indefinite-lived trade names using a "relief from royalty payments" methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value. For the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company did not recognize any indefinite-lived trade name impairment loss as a result of such evaluation.

        Finite-lived intangible assets, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the finite-lived intangible asset is less than the carrying value. The Company did not recognize any impairment loss as a result of such evaluation during any of the periods presented.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

Purchase Accounting

        The Company evaluates whether a transaction or other event meets the definition of a business combination. A business consists of inputs and processes that have the ability to create outputs. Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, tangible and intangible assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired, if any, is recorded as goodwill. For the Ares Acquisition, the excess of the purchase price over the sum of the amounts assigned to the tangible and intangible net assets acquired of $611.2 million was recorded as goodwill. The intangible assets recorded related to the Ares Acquisition are not expected to be deductible for tax purposes as the acquisition of the Predecessor was a stock purchase. See Note 3, Ares Acquisition.

        An acquired group of assets that do not meet the definition of a business are accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation approach, whereby the total consideration paid is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. See Note 19, Haggen Transaction.

        These estimates of fair values, the allocation of the purchase price and other factors are subject to significant judgments and the use of estimates. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. See Note 6, Fair Value Measurements.

Other Assets

        Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), liquor licenses and other miscellaneous assets. As of January 3, 2016 and December 28, 2014, other assets included a dividend receivable from SFDN to SF Mexico of $2.4 million and $2.8 million, respectively.

Accounts Payable

        The Company's banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts were $38.0 million and $38.5 million at January 3, 2016 and December 28, 2014, respectively, and are included in "Accounts payable" in the consolidated balance sheets.

Other Long-Term Liabilities

        Other long-term liabilities include primarily general liabilities, workers' compensation liabilities, liabilities for deferred compensation plan, leasehold interests and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. At November 15, 2012, the fair value of the lease obligations was $9.8 million. As of January 3, 2016 and December 28, 2014, leasehold interests, related to Ares Acquisition, of $7.6 million and $8.2 million, net of accumulated amortization of $2.2 million

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

and $1.6 million, respectively, are included in other long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

        Under the fair value recognition provisions of ASC 718, the Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award's vesting period. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive income (loss) of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company's forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

        The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company's consolidated statements of operations and comprehensive income (loss). The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this "multiple award" method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods.

        With certain exceptions, stock options granted after the Ares Acquisition and prior to the closing of the IPO gave the Company repurchase rights. As a result of the Company's ability to exercise such repurchase rights and the underlying provisions of such repurchase rights, the Company did not record any share-based compensation expense related to these grants prior to the closing of the IPO. See Note 12, Share-Based Compensation.

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

Revenue Recognition

        Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the consolidated statements of operations and comprehensive income (loss) on a net basis and, accordingly, are excluded from reported revenues.

        Proceeds from the sale of the Company's Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Smart & Final gift cards do not have an expiration date and the Company is not required to escheat the value of unredeemed gift cards in the applicable jurisdictions. In fiscal year 2015, the Company determined that it had sufficient data to estimate unredeemed gift card income, or breakage. The Company determined a gift card breakage rate based upon historical redemption patterns. Estimated breakage amounts are accounted for under the redemption recognition method, which results in recognition of estimated breakage income in proportion to actual gift card redemptions. The change was applied prospectively and amounts recognized for gift card breakage were not material to any period presented.

Cost of Sales, Buying and Occupancy

        The major categories of costs included in cost of sales, buying and occupancy are cost of goods, distribution costs, costs of the Company's buying department and store occupancy costs, net of earned

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

vendor rebates and other allowances. Distribution costs consist of all warehouse receiving and inspection costs, warehousing costs, all transportation costs associated with shipping goods from the Company's warehouses to its stores, and other costs of its distribution network. The Company does not exclude any material portion of these costs from cost of sales.

Vendor Rebates and Other Allowances

        As a component of the Company's consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates or other allowances. As prescribed by ASC 605, Revenue Recognition, these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Operating and Administrative Expenses

        The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level, primarily labor and related fringe benefit costs, advertising and marketing costs, overhead costs and corporate office costs.

        The Company charges to expense the costs of advertising as incurred. Total advertising expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss) was $37.9 million, $32.0 million, and $28.6 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

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

Foreign Currency Translations

        The Company's joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture's assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year. Foreign exchange translation adjustments are included in "Accumulated other comprehensive income (loss)," which is reflected as a separate component of stockholders' equity, in the accompanying consolidated balance sheets.

Derivative Financial Instruments

        The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires every derivative instrument to be recorded in the Company's consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in "Accumulated other comprehensive income (loss)" in the consolidated statements of stockholders' equity and recognized in the consolidated statements of operations and comprehensive income (loss) when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

        On November 15, 2012, debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At January 3, 2016 and December 28, 2014, the debt discount was $4.8 million and $6.8 million, respectively (net of accumulated amortization of $4.9 million and $3.1 million, respectively). See Note 4, Debt.

        On November 15, 2012, debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At January 3, 2016 and December 28, 2014, these deferred financing costs were $4.2 million and $5.9 million, respectively (net of accumulated amortization of $6.0 million and $4.4 million, respectively). These balances are included in "Deferred financing costs, net" in the consolidated balance sheets.

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

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

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

        The accrued obligation for these self-insurance programs was $36.2 million and $33.7 million as of January 3, 2016 and December 28, 2014, respectively. These balances are included in "Other long-term liabilities" in the consolidated balance sheets.

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

        The Company's debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company's first lien term loan facility (the "Term Loan Facility"), the administrative agent has provided to the debt holders valuations indicating the Term Loan Facility's carrying value approximates fair value.

        The Company's consolidated financial statements reflect its investment in Sprouts Farmers Market, Inc. ("Sprouts") through the Company's supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

        The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC 715, Compensation—Retirement Benefits ("ASC 715"). ASC 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan's benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive income (loss). See Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations. ASC 715 also requires measurement of the funded status of a plan as of the Company's consolidated balance sheet dates.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award's grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The Company does not expect the adoption of ASU 2014-12 will have a material impact on the Company's consolidated financial statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 will have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company does not expect the adoption of ASU 2015-03 will have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets ("ASU 2015-04") . ASU 2015-04 permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The ASU 2015-04 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company does not expect that the adoption of ASU 2015-04 will have a material impact on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 provides guidance about an entity's accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the entity should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the entity should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015 for public entities. The Company does not expect that the adoption of ASU 2015-05 will have a material impact on the Company's consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). The amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out ("LIFO") or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2015-11 will have a material impact on the Company's consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient ("ASU 2015-12"). The amendments in Part II of ASU 2015-12 seek to simplify and increase the effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. The Company does not expect that the adoption of ASU 2015-12 will have a material impact on the Company's consolidated financial statements.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.The guidance requires entities to apply the update prospectively for amounts that occur after the effective date. The Company does not expect that the adoption of ASU 2015-16 will have a material impact on the Company's consolidated financial statements.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company decided not to early adopt ASU 2015-17 for the January 3, 2016 consolidated financial statements. The impact of an early election would have resulted in the reclassification of $22.4 million from current deferred income tax assets in the consolidated balance sheet as of January 3, 2016 to noncurrent deferred income tax assets of $26.0 million and noncurrent deferred income tax liabilities of $3.6 million.

        In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The amendments in ASU 2016-01 require an entity to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by the amendments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect that the adoption of ASU 2016-01 will have a material impact on the Company's consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The ASU will require organizations that lease assets, referred to as "lessees", to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

2. Summary of Significant Accounting Policies (Continued)

required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the ASU will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. The ASU also may require additional disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

3. Ares Acquisition

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

        The Ares Acquisition was financed by:

  •
  Borrowings consisting of (i) a $525.0 million, 7-year Term Loan Facility; (ii) a $195.0 million, 8-year second lien term loan credit facility (the "Second Lien Term Loan Facility"); (iii) a $150.0 million, 5-year asset-based revolving credit facility (the "Revolving Credit Facility"), which was drawn for $10.0 million at closing of the Ares Acquisition, (see Note 4, Debt); and

  •
  Equity investment of $290.0 million from affiliates of Ares, $9.2 million from certain management employees of the Predecessor and $10.9 million from the management equity rollover.

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

January 3, 2016

3. Ares Acquisition (Continued)

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

        The Acquisition Agreement further provided that any income tax refunds or credits actually received by the Company relating to the Predecessor tax periods or any benefit of any overpayment of income taxes relating to the Predecessor tax periods that is applied to a Successor taxable period would inure to the benefit of the Sellers. The Company estimated an income tax refund receivable in the amount of $17.3 million related to the Predecessor tax periods, which was reflected on the Company's consolidated balance sheet as of December 30, 2012. The Company recorded a corresponding payable of $17.3 million to the Sellers. The estimated income tax refund receivable increased by $2.0 million in 2013 and the Company recorded a corresponding additional payable of $2.0 million to the Sellers. During the years ended December 28, 2014 and December 29, 2013, the Company paid a total of $0.2 million and $16.7 million, respectively, to the Sellers related to the Predecessor tax periods. No payment was made during the year ended January 3, 2016.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

3. Ares Acquisition (Continued)

        The following table below sets forth the fair values of the assets acquired and liabilities assumed (in thousands):

Ares Acquisition
Current assets, less cash acquired	$279,624
Property, plant, and equipment	248,944
Capitalized software	15,766
Finite-lived/amortizable intangible assets	68,000
Indefinite-lived trade names	265,000
Goodwill	611,242
Investment in SFDN	9,400
Other assets	46,277
Current liabilities	(251,661)
Debt	(304,074)
Deferred taxes	(135,865)
Other liabilities	(184,267)

$668,386

4. Debt

        Long-term debt at January 3, 2016 and December 28, 2014 is as follows (in thousands):

	January 3, 2016	December 28, 2014
Term Loan Facility, at 4.00% and 4.75%	$594,907	$594,907
Revolving Credit Facility	5,000	—

	599,907	594,907
Less:
Discount on debt issuance	(4,839)	(6,790)
Current portion of long-term debt	(5,000)	—

Total long-term debt, less current portion	$590,068	$588,117

        In conjunction with the Ares Acquisition, Smart & Final Stores LLC ("Smart & Final stores") entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the Term Loan Facility and a second lien term loan facility (the "Second Lien Term Loan Facility") and an asset-based lending facility (the "Revolving Credit Facility").

        The Term Loan Facility has a term of seven years and originally provided financing of up to a maximum of $525.0 million in term loans. At November 15, 2012, the Term Loan Facility was drawn to provide $525.0 million in gross proceeds as a part of the funding for the Ares Acquisition.

        All obligations under the Term Loan Facility are secured by (1) a first- priority security interest in substantially all of the property and assets of, as well as the equity interests owned by, Smart & Final

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

4. Debt (Continued)

Stores and SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of SFSI ("Intermediate Holdings"), and the other guarantors, with certain exceptions, and (2) a second-priority security interest in the Revolving Credit Facility collateral.

        Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores' option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the "Prime Rate," and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the "ABR Borrowings"). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. As of January 3, 2016 and December 28, 2014, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.00% and 4.75%, respectively.

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

January 3, 2016

4. Debt (Continued)

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

        On September 29, 2014, the Company used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Consequently, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to the write-off of unamortized debt discount and deferred financing costs during the year ended December 28, 2014. Quarterly amortization of the principal amount is no longer required as a result of this prepayment.

        During the years ended December 28, 2014 and December 29, 2013, the Company made principal amortization payments of $5.4 million and $4.2 million, respectively.

        During the second quarter of 2015, the Company amended the Term Loan Facility to reduce (i) the ABR Borrowings applicable margin from 2.75% to 2.25%, (ii) the Eurocurrency Borrowings applicable margin from 3.75% to 3.25% and (iii) the Adjusted LIBOR floor rate from 1.00% to 0.75% (the "Third Amendment"). The November 15, 2019 maturity date remained unchanged. Consequently, during the second quarter of 2015, the Company recorded a loss on the early extinguishment of debt of $2.2 million related to fees and the write-off of unamortized debt discount and deferred financing costs. The Company incurred $1.1 million of fees in connection with the Third Amendment. Approximately

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

4. Debt (Continued)

$0.1 million of these fees were recorded as deferred financing costs and are being amortized over the remaining term of the Term Loan Facility.

        The Revolving Credit Facility provides financing of up to $150.0 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.

        All obligations under the Revolving Credit Facility are secured by (1) a first-priority security interest in the accounts receivable, inventory, cash and cash equivalents, and related assets of Smart & Final Stores and Intermediate Holdings and the other guarantors under the facility, and (2) a second- priority security interest in substantially all of the other property and assets of, as well as the equity interests owned by, Smart & Final Stores and Intermediate Holdings and the other guarantors under the facility.

        Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores' option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its "Prime Rate" and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At January 3, 2016 and December 28, 2014, the alternate base rate was 3.5% and 3.25%, respectively, and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 3.75% and 3.50%, respectively. The calculated borrowing base of the Revolving Credit Facility was $175.1 million and $156.3 million at January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016, the amount outstanding under the Revolving Credit Facility was $5.0 million. As of December 28, 2014, there was no balance outstanding under the Revolving Credit Facility.

        The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $25.1 million and $26.6 million outstanding as of January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016 and December 28, 2014, the amount available for borrowing under the Revolving Credit Facility was $119.9 million and $123.4 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of January 3, 2016 and December 28, 2014 no trigger event had occurred.

        Aggregate future principal payments of the Company's debt are as follows (in thousands):

Fiscal Year:
2016	$5,000
2017	—
2018	—
2019	594,907

Total	$599,907

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

5. Derivative Financial Instruments

        On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the "Swap") to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in "Interest expense, net" in the consolidated statements of operations and comprehensive income (loss). The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to "Accumulated other comprehensive income (loss)" in the consolidated statements of stockholders' equity.

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

        As of January 3, 2016 and December 28, 2014, the fair value carrying amount of the Company's interest rate swaps are recorded as follows (in thousands):

	January 3, 2016	December 28, 2014
Other assets	$542	$3,082
Accrued expenses	(2,177)	(2,426)

Total derivatives designated as hedging instruments	$(1,635)	$656

        The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI") and the amount of gain reclassified from AOCI into earnings for the year ended January 3, 2016 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(1,407)	$(32)

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

January 3, 2016

6. Fair Value Measurements (Continued)

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

        The Company's assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at January 3, 2016
Description	Total as of January 3, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,027	$2,027	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,643	2,643	—	—
Other assets—deferred compensation plan investment in Sprouts	4,787	4,787	—	—
Financial liabilities
Derivatives	(1,635)	—	(1,635)	—
Other long-term liabilities—deferred compensation plan	(21,401)	(4,787)	(16,614)	—

Total	$(13,579)	$4,670	$(18,249)	$—

        Level 1 Investments include money market funds of $2.0 million, market index funds of $2.6 million and an investment in Sprouts of $4.8 million, with the corresponding deferred compensation liabilities of $4.8 million. The fair values of these investments are based on quoted market prices in an active market.

        Level 2 Liabilities include $16.6 million of deferred compensation liabilities, of which the fair value is based on quoted prices of similar assets traded in active markets, and $1.6 million of derivatives,

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

6. Fair Value Measurements (Continued)

which are interest rate hedges. The fair values of the derivatives are primarily determined based on third-party pricing services with observable inputs, including interest rates and yield curves.

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

        Level 1 Prior to October 21, 2014 investments also included deferred compensation plan investments in an investment vehicle invested in Sprouts. The valuation of the investment vehicle was based on the underlying asset of the entity that traded in observable markets and was classified as Level 2. On October 21, 2014, all of the shares in this investment vehicle were distributed to its members. As of December 28, 2014, the fair value of the investment is based on quoted market prices in an active market and deferred compensation plan investments in Sprouts was reclassified from the Level 2 category to the Level 1 category. As of December 28, 2014, deferred compensation plan investment in Sprouts was $5.9 million, with the corresponding deferred compensation liabilities of $5.9 million.

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

January 3, 2016

6. Fair Value Measurements (Continued)

capitalization rates and public comparable store sales data at the measurement dates. The Company classifies the measurements as Level 3.

7. Lease Obligations

        The principal real and personal properties leased by the Company include store, office and warehouse buildings and delivery and computer equipment. As of January 3, 2016, 263 of the Company's operating stores are leased directly from third-party lessors and seven stores were on real property that is ground leased from third-party lessors. These leases had an average remaining lease term of approximately 8.7 years as of January 3, 2016. These leases generally contain renewal options, at the Company's election, and require the Company to pay costs such as real estate taxes and common area maintenance. Certain leases include rent escalation clauses or provide for rental payments in excess of the minimum based upon the store's sales levels.

        Lease expense for operating leases reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive income (loss) was $98.3 million, $85.5 million, and $78.2 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively. All lease expenses were paid to third-party lessors.

        Aggregate minimum future lease payments for real property, including sale leaseback store properties, as well as equipment and other property at January 3, 2016, are as follows (in thousands):

Operating Leases
Fiscal Year:
2016	$115,430
2017	110,435
2018	104,821
2019	98,799
2020	112,122
Thereafter	746,442

Future minimum lease payments	$1,288,049

        The Company has subtenant agreements under which it will receive rent as follows (in thousands):

2016	$2,105
2017	1,699
2018	1,087
2019	933
2020	578
Thereafter	2,088

Future minimum subtenant rent	$8,490

        During the fourth quarter of 2011, the Predecessor sold 39 store properties and one warehouse distribution facility to three different buyers. Concurrent with the sales, the Predecessor entered into

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

7. Lease Obligations (Continued)

20-year operating leases with two options to extend the term for a period of 10 years each for three store properties sold, 20-year operating leases with six options to extend the term for a period of five years each for 36 store properties sold, and a 10-year operating lease with four options to extend the term for a period of five years each for one warehouse distribution facility sold. The transactions were accounted for as sale and leaseback. During the second quarter of 2012, three additional store properties were sold. Concurrent with the sales, the Predecessor entered into 25-year operating leases with five options to extend the term for a period of five years. The transactions were also accounted for as sale and leaseback. These leases require the Company to pay costs such as real estate taxes and repair and maintenance. Certain leases include rent escalation clauses. During 2015, two store properties were sold to two different buyers. Concurrent with the sales, the Company entered into 20-year operating leases with two options to extend the term for a period of five years, and one final extension of 59 months.

        The future minimum lease payments under the terms of the related lease agreements at January 3, 2016, are as follows (in thousands):

Operating Leases
Fiscal Year:
2016	$17,726
2017	17,819
2018	17,855
2019	17,990
2020	18,093
Thereafter	184,706

Future minimum lease payments	$274,189

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

        The Company has a funded noncontributory qualified defined benefit retirement plan (the "Single-Employer Plan") that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the "Pension Participants") and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the "Frozen Pension Participants") effective June 1, 2008, with the exception of approximately 450 hourly paid employees in the Company's distribution and transportation operations who remain eligible for pension benefits under the prior terms (the "Active Pension Participants"). No new employees are eligible for participation in the Single Employer Plan after June 1, 2008, with the exception of new hires in the Company's eligible distribution and transportation operations. Frozen Pension Participants will continue to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan's retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a measurement date of December 31 for the Single-Employer Plan. In

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

2015, the Society of Actuaries released updated mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its defined benefit retirement plan obligation as of January 3, 2016. The impact of these new mortality assumptions has resulted in a decrease to the Company's defined benefit retirement plan obligation and a decrease in future related expense.

        As of January 3, 2016, the funded status of the accumulated benefit obligation was 65.9%. The Company expects to fund a minimum required contribution of $8.8 million during fiscal year 2016.

        The following tables set forth the changes in benefit obligation and plan assets of this plan for the periods below (in thousands):

	Fiscal Year 2015	Fiscal Year 2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$(214,216)	$(165,796)
Service cost	(1,507)	(1,099)
Interest cost	(9,115)	(8,480)
Actuarial gain (loss)	15,216	(43,059)
Benefits paid	4,229	4,218

Benefit obligation, end of period	$(205,393)	$(214,216)

	Fiscal Year 2015	Fiscal Year 2014
Change in Plan Assets
Fair value of plan assets, beginning of period	$133,883	$123,039
Actual return of plan assets, net of expenses	(5,041)	4,302
Employer contribution	8,180	10,760
Benefits paid	(4,229)	(4,218)

Fair value of plan assets, end of period	132,793	133,883

Funded status	(72,600)	(80,333)

Net amount recognized	$(72,600)	$(80,333)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Postretirement and postemployment benefits	$(72,600)	$(80,333)

Net amount recognized	$(72,600)	$(80,333)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Net actuarial loss	$(5,253)	$(5,654)

Accumulated other comprehensive loss	$(5,253)	$(5,654)

        During 2016, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal year-end (dollar amounts in thousands):

	January 3, 2016	December 28, 2014
Projected benefit obligation	$205,393	$214,216
Accumulated benefit obligation	201,466	210,556
Fair value of plan assets	132,793	133,883
Fair value of plan assets as a percentage of the projected benefit obligation	64.7%	62.5%
Fair value of plan assets as a percentage of the accumulated benefit obligation	65.9%	63.6%

        The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive (loss) income for the periods indicated are as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Service cost component	$1,507	$1,099	$1,311
Interest cost component	9,115	8,480	7,973
Expected return on plan assets	(9,775)	(9,105)	(7,523)
Amortization of net actuarial gain	—	(699)	—

Net periodic benefit cost	$847	$(225)	$1,761

        As a result of the Predecessor freezing plan benefits for substantially all of the Pension Participants effective June 1, 2008, the amortization of the unrecognized net actuarial loss (in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets) has been amortized on a straight-line basis over the expected average future lifetime of inactive participants expected to benefit under the plan.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

	January 3, 2016	December 28, 2014
Discount rate	4.60%	4.25%
Rate of compensation increase	2.50	2.50

        The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated were as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Discount rate	4.25%	5.15%	4.30%
Expected long-term return on plan assets	7.25	7.25	7.30
Rate of compensation increase	2.50	2.50	2.50

        The Company determines the expected long-term rate of return on plan assets based upon recommendations from our pension plan's investment advisors and using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run. Additionally, we monitor the mix of investments in our portfolio to ensure alignment with our expected long-term pension obligations. We review the expected long-term rate of return annually, and revise it as appropriate.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The plan asset allocation at the end of 2015 and 2014, and target allocation for 2016, in percentages, by asset category are as follows:

	Target Allocation 2016	January 3, 2016	December 28, 2014
Equity securities	60%	62%	60%
Debt securities	37	34	26
Cash and cash equivalents	3	4	14

Total	100%	100%	100%

        The following table summarizes plan assets measured at fair value on January 3, 2016 and December 28, 2014, respectively (in thousands):

January 3, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$82,286	$62,541	$19,745	$—
Debt securities(2)	45,527	26,501	18,554	472
Cash and cash equivalents(3)	4,980	4,980	—	—

Total	$132,793	$94,022	$38,299	$472

December 28, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$79,995	$61,929	$18,066	$—
Debt securities(2)	35,467	17,527	17,495	445
Cash and cash equivalents(3)	18,421	18,271	150	—

Total	$133,883	$97,727	$35,711	$445

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

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

(3)
Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income, cash held on account and a certificate of deposit. Cash held on account and short- term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments. The certificate of deposit, which is not traded in the secondary market, is categorized as Level 2 investment.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 28, 2014	$445
Actual return on plan assets:
Assets held at end of year	40
Assets sold during the year	—
Purchases, sales and settlements	(13)
Transfers in and/or out of Level 3	—

Ending balance at January 3, 2016	$472

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 30, 2013	$493
Actual return on plan assets:
Assets held at end of year	(16)
Assets sold during the year	—
Purchases, sales and settlements	(32)
Transfers in and/or out of Level 3	—

Ending balance at December 28, 2014	$445

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

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

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2016	$5,742
2017	6,077
2018	6,568
2019	7,126
2020	7,435
2021 - 2025	45,665

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in its Cash & Carry operations. At January 3, 2016 and December 28, 2014, there were 206 and 172 union employees covered under this plan, respectively. The Company's employer contributions and corresponding pension expense for this plan were $1.4 million, $1.3 million and $1.2 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

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

        The Trust Agreement provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised the Company that the minimum funding requirements of ERISA are being met as of January 1, 2015 (based on the most recent information available).

        As of January 1, 2015, the Teamsters Plan actuarial present value of accumulated plan benefits was $40,167.6 million and the actuarial value of assets for funding the standard account was $36,878.8 million, resulting in a funded percentage of 91.8%. The Teamsters Plan covered approximately 553,000 participants as of December 31, 2014. Approximately 1,550 employers participate

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2014, aggregated $1,544.1 million.

Defined Contribution Plan

        The Company offers all qualified employees the opportunity to participate in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the "S&F Savings Plan") covers all of the Company's employees who have completed at least three months of service. The Company automatically enrolls newly eligible employees into the S&F Savings Plan at 4% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 100% of their eligible compensation, not exceeding $18,000 for participants under the age of 50 or $24,000 for employees at the age of 50 or over for 2015 and 2014, respectively. For Frozen Pension Participants, the Company matched 50% of each dollar contributed up to 6% of the participant's eligible compensation during 2015 and 2014. For Active Pension Participants, the Company matched 33% of each dollar contributed up to 6% of the participant's eligible compensation during 2015 and 2014. Contributions made to the S&F Savings Plan were $5.4 million, $4.4 million and $3.9 million for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

Deferred Compensation Plan

        The Company maintains a contributory, nonqualified deferred compensation plan which, for each year, permits key employees and members of our board of directors to elect to defer up to 100% of their compensation for such year until retirement. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants was $21.5 million and $21.4 million at January 3, 2016 and December 28, 2014, respectively, and is included in "Other long-term liabilities" in the consolidated balance sheets. The Company has certain investments, including corporate-owned life insurance policies, which had a market value that offset the participant liabilities at each of these measurement dates.

Supplemental Executive Retirement Plan

        The Company maintains a noncontributory, nonqualified defined benefit supplemental executive retirement plan (the "SERP"), which provides supplemental income payments for certain current and former corporate officers in retirement. No new participants are eligible for participation and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for SERP participants who remained employed by the Company was frozen, and future service or compensation increases will not adjust the SERP benefit amount. In 2015, the Society of Actuaries released revised mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its SERP obligation as of January 3, 2016. The impact of these new mortality assumptions has resulted in a decrease to the Company's SERP obligation and a decrease in future related expense.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The liability to SERP participants was $32.3 million and $33.1 million at January 3, 2016 and December 28, 2014, respectively, and is included in "Post-retirement and post-employment benefits" in the Company's consolidated balance sheets. The Company uses a measurement date of December 31 for the SERP. To provide partial funding for the SERP, the Company invests in corporate-owned life insurance policies. The cash surrender value of these policies was $19.2 million and $19.7 million at January 3, 2016 and December 28, 2014, respectively, and is included in "Other assets" in the Company's consolidated balance sheets.

        The following tables set forth the changes in benefit obligation and plan assets for each of the periods indicated (in thousands):

	Fiscal Year 2015	Fiscal Year 2014
Benefit obligation, beginning of period	$(33,145)	$(29,943)
Interest cost	(1,101)	(1,200)
Actuarial loss	(153)	(3,906)
Benefits paid	2,068	1,904

Benefit obligation, end of period	(32,331)	(33,145)

Employer contribution	2,068	1,904
Benefits paid	(2,068)	(1,904)

Fair value of plan assets, end of period	—	—

Funded status	(32,331)	(33,145)
Unrecognized net actuarial loss	1,228	1,075

Accrued benefit cost	$(31,103)	$(32,070)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Other accrued liabilities	$(1,906)	$(1,905)
Postretirement and postemployment benefits	(30,425)	(31,240)

Net amount recognized	$(32,331)	$(33,145)

        Amounts before income tax effect recognized in accumulated other comprehensive income (loss) consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Net actuarial loss	$(1,228)	$(1,075)

Accumulated other comprehensive loss	$(1,228)	$(1,075)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        During 2016, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The projected benefit obligation for this plan was $32.3 million and $33.1 million at January 3, 2016 and December 28, 2014, respectively.

        The components included in the net periodic benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Interest cost component	$1,101	$1,200	$992

Net periodic benefit cost	$1,101	$1,200	$992

        The weighted-average assumptions used to determine benefit obligations at the fiscal year ends indicated are as follows:

	January 3, 2016	December 28, 2014
Discount rate	3.69%	3.42%
Rate of compensation increase	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated are as follows:

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Discount rate	3.42%	4.14%	3.17%
Rate of compensation increase	N/A	N/A	N/A

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2016	$1,920
2017	1,920
2018	1,993
2019	1,993
2020	2,313
2021 - 2025	12,429

Postretirement and Postemployment Benefit Obligations

        The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for such benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants' contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar benefit based on years of service, applicable to eligible retirees. The Company uses a measurement date of December 31 for this health care plan. In 2015, the Society of Actuaries released revised mortality tables. In consideration of these tables, the Company modified the mortality assumptions used in determining its postretirement health care plan obligation as of January 3, 2016. The impact of these new mortality assumptions has resulted in a decrease to the Company's postretirement health care plan obligation and a decrease in future related expense.

        The reconciliation of benefit obligation and plan assets for 2015 and 2014 are aggregated as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014
Change in Benefit Obligation
Benefit obligation, beginning of period	$(15,824)	$(13,854)
Service cost	(389)	(314)
Interest cost	(633)	(652)
Plan participants' contributions	(418)	(419)
Actuarial gain (loss)	1,348	(1,690)
Benefits paid	1,089	1,105

Benefit obligation, end of period	(14,827)	(15,824)

Change in Plan Assets
Employer contribution	671	686
Plan participants' contributions	418	419
Benefits paid	(1,089)	(1,105)

Fair value of plan assets, end of period	—	—

Funded status	(14,827)	(15,824)

Net amount recognized	$(14,827)	$(15,824)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 3, 2016	December 28, 2014
Other accrued liabilities	$(860)	$(823)
Postretirement and postemployment benefits	(13,967)	(15,001)

Net amount recognized	$(14,827)	$(15,824)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive income (loss) consist of the following (in thousands):

	January 3, 2014	December 28, 2014
Net actuarial gain	$1,471	$123

Accumulated other comprehensive income	$1,471	$123

        During 2016, no accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost.

        The components included in the postretirement benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Service cost component	$389	$314	$334
Interest cost component	633	652	597
Amortization of net actuarial gain	—	(65)	—

Net periodic benefit cost	$1,022	$901	$931

        The weighted-average discount rate used to determine benefit obligations for this plan was 4.40% and 4.10% for the years ended January 3, 2016 and December 28, 2014, respectively.

        The weighted-average discount rate used to determine net periodic benefit cost was 4.10%, 4.80% and 4.00% for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively.

        For measurement purposes, the Company used the following assumptions in regard to health care cost trends:

	2015	2014	2013
Health care cost trend rate assumed for next year	7.50%	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020	2020

        The annual rate of health care cost of covered claims is assumed to decrease by 0.5% per year until an ultimate trend rate of 5.00% is reached in 2020 and to remain at that level thereafter.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components of net periodic expense	$4	$(6)
Effect on accumulated postretirement benefit obligation	63	(88)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2016	$741
2017	773
2018	819
2019	867
2020	889
2021 - 2025	4,909

9. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 3, 2016	December 28, 2014
Deferred tax assets:
Employee benefits, including postretirement reserves	$36,420	$36,008
Net operating loss and tax credit carryforwards	6,485	8,782
Operating reserves and accruals	33,848	25,410
Inventories	3,374	3,130
Other	246	1,910

Total gross deferred tax assets	80,373	75,240
Valuation allowance	(1,306)	(1,014)

Total deferred tax assets	79,067	74,226
Deferred tax liabilities:
Depreciation and amortization	(51,759)	(42,716)
Intangible assets	(133,589)	(134,764)

Total deferred tax liabilities	(185,348)	(177,480)

Net deferred tax liabilities	$(106,281)	$(103,254)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

9. Income Taxes (Continued)

        The effective tax rate was 37.6% for the year ended January 3, 2016, 33.7% for the year ended December 28, 2014, and 39.9% for the year ended December 29, 2013. Reconciliation between the federal statutory income tax rate of 35% and the effective tax rate for each year is as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Income tax at federal statutory rate	$21,477	$17,490	$4,760
Equity earnings not subject to U.S. tax	(482)	(363)	(577)
State income taxes, net of federal tax benefit	2,457	1,570	296
Federal tax credits	(448)	(692)	(484)
Foreign taxes, net of credits	(21)	134	3,158
State EZ credits	202	(302)	(549)
Insurance cash surrender value	288	(296)	(767)
Permanent re-investment in foreign operations	(202)	—	—
Other items, net	(169)	(687)	(408)

Income tax provision	$23,102	$16,854	$5,429

        The significant components of the provision for income taxes are as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Current:
Federal	$14,352	$17,350	$6,222
State	5,176	3,126	280
Foreign	249	204	185

	19,777	20,680	6,687
Deferred:
Federal	3,897	(2,650)	(588)
State	(572)	(1,176)	(538)
Valuation allowance		—	(132)

	3,325	(3,826)	(1,258)

Total income tax provision	$23,102	$16,854	$5,429

        At January 3, 2016, the Company had no federal net operating loss carryforwards, and approximately $16.0 million (gross) of net operating loss carryforwards for state income tax purposes, which begin to expire in 2017.

        The total tax credits available were $5.0 million at January 3, 2016. These tax credits primarily include California state tax incentive programs designed to encourage employers hiring from targeted groups. The California state tax credits will begin to expire in 2024.

        In assessing the realizability of deferred tax assets included in the consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the tax assets will

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

9. Income Taxes (Continued)

not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with this policy and the requirements of ASC 740, a valuation allowance of $1.3 million is retained against certain California tax credits and certain California and Florida net operating loss carryforwards.

        The Company has not recorded U.S. income tax expense for the undistributed earnings pertaining to the 2012 to 2015 SFDN operations. As of January 3, 2016 and December 28, 2014, the undistributed earnings were $4.9 million and $3.5 million, respectively. The Company intends to leave the 2012 to 2015 undistributed income permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in offshore assets and expectations of the future cash needs of the U.S. and foreign entities. In 2015, the Company also permanently reinvested funds related to a prior year distribution into its foreign operations in Mexico.

        In July 2006, the FASB issued further guidance to clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and applies to all tax positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest and penalties, is as follows (in thousands):

	Fiscal Year 2015	Fiscal Year 2014
Balance at beginning of fiscal year	$1,675	$1,350
Additions based on tax positions related to current period	—	—
Additions based on tax positions related to prior periods	715	—
Accrued interest and penalty	179	325
Reductions due to lapse of the applicable statute of limitations	—	—

Balance at end of fiscal year	$2,569	$1,675

        As of January 3, 2016 and December 28, 2014, the total amounts of unrecognized tax benefits were $2.6 million and $1.7 million, respectively. If the entire liability were recognized, only $1.9 million would affect the effective tax rate.

        While timing of the resolution and/or finalization of tax audits is uncertain, the Company believes that approximately $1.8 million of its unrecognized tax benefits, as disclosed above, will be settled in the next 12 months. The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its income tax expense. For the year ended January 3, 2016, approximately $154,000 was recorded as interest and penalties. For the year ended December 28, 2014, approximately $325,000 was recorded as interest and penalties.

        Currently, the Company's federal tax returns for the periods ended January 1, 2012 and November 14, 2012 are under examination by the Internal Revenue Service (the "IRS"). The Company was advised that the IRS field examination team has accepted the Company's tax positions and is

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

9. Income Taxes (Continued)

currently preparing its final report on the 2011/2012 examination. The Company has not recorded any tax reserve with respect to the 2011/2012 IRS examination as of January 3, 2016.

        The Company has also received a Notice of Examination from the IRS to conduct an examination of the periods ended December 30, 2012 and December 29, 2013. The Company has furnished information relating to various Information Document Requests from the IRS. The Company has not recorded any tax reserve with respect to the 2012/2013 IRS examination as of January 3, 2016.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

        The tax years which remain subject to examination or are being examined by major tax jurisdictions as of January 3, 2016 include fiscal years 2009 through 2015 for state purposes and 2007 through 2015 for federal purposes.

10. Related Party Transactions

        As of January 3, 2016 and December 28, 2014, funds affiliated with Ares hold 9.9% and 10% of the outstanding loans under the Term Loan Facility, respectively, and receive payments representing their pro rata portion of such loans. In connection with the Ares Acquisition, on November 15, 2012, we entered into Management Services Agreements with certain affiliates of Ares Management (the "Management Services Agreements"). Each Management Services Agreement provides for reimbursement of the applicable manager's and its affiliates' out-of-pocket expenses in connection with the management services. During the years ended January 3, 2016 and December 28, 2014, fees and other expenses paid to Ares were $0.3 million and $0.1 million, respectively. There were no fees and other expenses paid to Ares during the year ended December 29, 2013.

11. Employment Agreements

        Effective with the Ares Acquisition on November 15, 2012, SFSI entered into an employment agreement with David G. Hirz (the "2012 Hirz Agreement") and a Fair Competition Agreement wherein the executive agreed to various non-competition and non-solicitation covenants.

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

January 3, 2016

12. Share-Based Compensation

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

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee of SFSI's board of directors (the "Compensation Committee") granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and generally vest over four years, subject to continuous employment. The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO. During the year ended January 3, 2016, SFSI's board of directors and the Compensation Committee granted a total of 29,662 shares of restricted stock to eligible employees and directors under the 2014 Incentive Plan. These grants were awards with time-based vesting terms. Certain of these grants are awards that vest over three years and certain of these grants are awards that vest over four years, and each is subject to continuous employment. Also, as of January 3, 2016, a total of 29,058 shares of restricted stock related to the September 23, 2014 grant had been forfeited and a total of 122,496 shares of restricted stock related to the September 23, 2014 grant had vested. During the year ended January 3, 2016, there were 44,284 shares of restricted stock retained by the Company to fund the grantee's income tax obligations in connection with the vesting of such awards.

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under "2012 Incentive Plan," are referred to herein as the "Time-Based Options." Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. On March 24, 2015, SFSI's board of directors authorized and approved the modification of the vesting term of options granted to one management employee participant. As a result of the modification, stock options to purchase up to 16,668 shares of Common Stock were accelerated to vest on April 1, 2016. On October 26, 2015, SFSI's board of directors authorized and approved the modification of the exercise provisions of options granted to one management employee participant. Under the amendment, the portion of the option that is vested and exercisable on the date of the participant's termination may be exercised by the participant at any time within a period beginning on the date of such termination and ending on the earlier of (i) the six-month anniversary of the date of such termination and (ii) the expiration date of the stated term of

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

12. Share-Based Compensation (Continued)

the option, after which any unexercised portion of the option shall terminate. The remaining Time-Based Options granted (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year. During the year ended January 3, 2016, SFSI's board of directors granted stock options to purchase up to a total of 28,294 shares of Common Stock which vest over a four-year period from the grant date with 25% vesting at the end of each year. Also, as of January 3, 2016, a stock option granted to one director to purchase up to 25,500 shares of Common Stock had been forfeited and stock options to purchase up to 29,232 shares of Common Stock had been exercised. All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service.

        On September 22, 2014, stock options to purchase up to 821,370 shares of Common Stock previously granted on May 30, 2014 and June 6, 2014 under the 2012 Incentive Plan were cancelled and new grants of stock options to purchase up to 598,987 shares of Common Stock and 222,383 shares of restricted stock were granted to the same individuals under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over various years from grant date with various percentages vesting at the end of each anniversary of the original grant dates through May 30, 2019. These grants under the 2014 Incentive Plan are in addition to the aforementioned grants of 458,645 shares of restricted stock and aforementioned grants of stock options to purchase up to 1,543,592 shares of Common Stock. On February 5, 2015, SFSI's board of directors authorized and approved the modification of the vesting terms and amounts of certain grants. As a result of the modification, stock options to purchase up to 210,875 shares of Common Stock and 69,375 shares of restricted stock vest over a five-year period with 20% vesting at the end of each anniversary of the original grant dates through March 3, 2019 or May 30, 2019, as applicable.

        The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the year ended January 3, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2013	—	—
Granted	681,028	$10.89
Forfeited	—	—
Vested	—	—

Outstanding at December 28, 2014	681,028	$10.89
Granted	29,662	16.01
Forfeited	(29,058)	12.00
Vested	(122,496)	12.00

Outstanding at January 3, 2016	559,136	$10.86

Exercisable at January 3, 2016	—	—

        The Company recorded share-based compensation expense related to the restricted stock awards of $3.2 million and $0.9 million for the years ended January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016, the unrecognized compensation cost was $3.0 million and related

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

12. Share-Based Compensation (Continued)

weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.85 years.

        The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the year ended January 3, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2013	—	$—
Granted	2,142,579	12.00
Forfeited	(11,111)	12.00
Exercised	—	—

Outstanding at December 28, 2014	2,131,468	$12.00	9.75 years	$7,246
Granted	28,294	16.43
Forfeited	(36,612)	12.00
Exercised	(29,232)	12.00

Outstanding at January 3, 2016	2,093,918	$12.06	8.74 years	$12,878

Exercisable at January 3, 2016	276,690	$12.00	8.72 years	$1,718

Expected to vest after January 3, 2016	1,716,087	$12.07	8.74 years	$10,539

        Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NYSE as of December 31, 2015 was $18.21.

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

	Fiscal Year 2015	Fiscal Year 2014
Dividend yield	0%	0%
Expected volatility	34.26%	33.47%
Risk-free interest rates	1.80%	2.09%
Expected terms	6.26 years	6.59 years
Weighted-average fair value of options granted	$6.06	$4.54

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

January 3, 2016

12. Share-Based Compensation (Continued)

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

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $3.2 million and $1.0 million for the years ended January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016, the unrecognized compensation cost was $4.5 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.50 years.

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

        On September 22, 2014, 821,370 of the Time-Based Options granted in 2014 under the 2012 Incentive Plan were cancelled.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

12. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the years ended January 3, 2016 and December 28, 2014, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 29, 2013	5,433,620	$6.58	9.11 years
Granted	901,930	8.87
Forfeited	(159,980)	8.24
Exercised	—	—
Cancelled	(821,370)	8.78
Expired	—	—

Outstanding at December 28, 2014	5,354,200	6.58	8.11 years
Granted	—	—
Forfeited	(44,536)	6.58
Exercised	(56,054)	6.56
Cancelled	—	—
Expired	—	—

Outstanding at January 3, 2016	5,253,610	6.59	7.09 years	$61,072

Exercisable at January 3, 2016	3,082,290	6.59	7.09 years	$35,831

Expected to vest after January 3, 2016	1,925,163	6.58	7.10 years	$22,380

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

Fiscal Year 2014
Dividend yield	0%
Expected volatility	48.59%
Risk-free interest rates	1.35%
Expected terms	5.86 years
Weighted-average fair value of options granted	$2.79

        The expected volatility for all Time-Based Options was based on utilizing comparable peer group share price volatility adjusted for the Company's debt to equity leverage, including the effect of the Ares Acquisition. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The term of the Time-Based Options was derived based on the "simplified method" calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. The Company periodically evaluates the applicability of using the simplified method with

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

12. Share-Based Compensation (Continued)

respect to the characteristics noted above with respect to its options and will continue to do so as the Company gains historical experience. The estimated forfeiture rate of 5.0% was based on projected forfeitures primarily based on the historical experience of the Company. As of January 3, 2016, options to purchase up to a total of 61,256 shares of Common Stock related to the February 1, 2013 grant, options to purchase up to a total of 62,700 shares of Common Stock related to the May 8, 2013 grant and options to purchase up to a total of 80,560 shares of Common Stock related to January 31, 2014 grant have been forfeited.

        Under the 2012 Incentive Plan and the Company's standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. For Common Stock issued upon exercise of such stock options granted pursuant to such standard form of stock option award agreement, if a participant's employment was terminated for cause or due to a voluntary termination for any reason, or upon the discovery that the participant engaged in detrimental activity, the repurchase price of such shares of Common Stock was the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination or the date on which such detrimental activity occurred, as applicable. If the Company elected to exercise its repurchase rights, it was required to do so within the one-year period commencing on the later of (i) the date of termination and (ii) the date on which the applicable stock option was exercised. Prior to the IPO, Time-Based Options to purchase up to 3,586,820 shares of Common Stock (out of the total Time-Based Options to purchase up to 6,335,550 shares of Common Stock) were subject to such repurchase rights. If the Company exercised such repurchase right at the lesser of the exercise price paid by the participant to exercise the stock option and the fair market value of the Common Stock as of the date of termination, the participant would receive no monetary benefit from such exercise of his or her stock option. Accordingly, as it was not assured nor probable that participants would realize any monetary benefit from the exercise of such stock options, the Company (i) did not record any share-based compensation expense for these stock options prior to the IPO and (ii) was unable to determine the time period over which share-based compensation expense would be recognized. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company's repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants, including a one-time catch-up of share-based compensation expense of $4.5 million from grant date up through the date of the IPO. The Company recorded share-based compensation expense for Time-Based Options granted under the 2012 Incentive Plan of $1.3 million and $5.0 million for the years ended January 3, 2016 and December 28, 2014, respectively. As of January 3, 2016, the unrecognized compensation cost was $0.8 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.45 years.

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

January 3, 2016

12. Share-Based Compensation (Continued)

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

        On May 30, 2014, the Company modified its repurchase rights related to grants of Time-Based Options under the 2012 Incentive Plan to two management employee participants to purchase up to 2,250,360 shares of Common Stock originally awarded on February 1, 2013. Pursuant to the terms of the modified award agreements, prior to the IPO, the Company had a right to repurchase from such participant all or a portion of the Common Stock issued upon the exercise of such stock options in the manner described above; provided that if the participant's termination of employment was voluntary for any reason and the participant has not engaged in detrimental activity, the repurchase price was the fair market value of the Common Stock on the date of termination. The Company recognized share-based compensation expense of $2.3 million and $4.3 million for the years ended January 3, 2016 and December 28, 2014, respectively related to these grants. As of January 3, 2016, the unrecognized compensation cost was $1.7 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.48 years.

        In connection with the Ares Acquisition on November 15, 2012, certain stock options to purchase shares of common stock of the Predecessor were converted into 3,625,580 stock options to purchase Common Stock (the "Rollover Options"). For Common Stock issued upon exercise of a Rollover Option, prior to the IPO, the repurchase price was the fair market value of the Common Stock on the date of termination. In the event of a participant's termination of employment for cause or upon discovery that the participant engaged in detrimental activity, if the Company elected to exercise its repurchase right, it was required to do so within a 180-day period commencing on the later of (i) the date of termination and (ii) the date on which such Rollover Option was exercised. In the event of a participant's termination of employment for any other reason, the repurchase right was required to be exercised by the Company during the 90-day period following the date of termination. On May 30, 2014, one management employee participant net settled a Rollover Option to purchase 924,730 shares of Common Stock to satisfy a portion of the required exercise price of the issued shares and to cover the minimum amount of required employee withholding taxes, resulting in the issuance of 426,170 shares of Common Stock. As of January 3, 2016, a total of 2,700,850 Rollover Options to purchase Common Stock were outstanding. All Rollover Options were fully vested. The weighted-average exercise price of the Rollover Option was $2.26. As of January 3, 2016, the weighted-average remaining contractual term was 2.05 years. The aggregate intrinsic value was $43.1 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

13. Accumulated Other Comprehensive Income (Loss)

        The following table represents the changes in AOCI by each component for the years ended January 3, 2016 and December 28, 2014, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 29, 2013	$28,524	$2,880	$(420)	$30,984
OCI before reclassification	(32,480)	(2,504)	(426)	(35,410)
Amounts reclassified out of AOCI	—	9	—	9

Net fiscal year 2014 OCI	(32,480)	(2,495)	(426)	(35,401)

Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)
OCI before reclassification	956	(1,375)	(1,120)	(1,539)
Amounts reclassified out of AOCI	—	(32)	—	(32)

Net fiscal year 2015 OCI	956	(1,407)	(1,120)	(1,571)

Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended January 3, 2016:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income (Loss)
Gains (losses) on cash flow hedges
Interest rate swaps	$(53)	Interest income (expense)

	(53)	Total before income tax
	21	Income tax (provision) benefit

	$(32)	Reclassification of adjustments, net of tax

Total reclassifications for the year	$(32)	Total reclassifications, net of tax

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 28, 2014:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
Gains (losses) on cash flow hedges
Interest rate swaps	$15	Interest income (expense)

	15	Total before income tax
	(6)	Income tax (provision) benefit

	$9	Reclassification of adjustments, net of tax

Total reclassifications for the year	$9	Total reclassifications, net of tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

14. Segment Information

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

        For the year ended January 3, 2016, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$3,036,949	$934,031	$—	$3,970,980
Cost of sales, distribution and store occupancy	2,561,035	802,115	8,970	3,372,120
Operating and administrative expenses	372,011	64,368	67,616	503,995

Income (loss) from operations	$103,903	$67,548	$(76,586)	$94,865

As of January 3, 2016
Total assets	$1,615,564	$314,549	$(108,824)	$1,821,289

Intercompany receivable (payable)	$205,705	$(24,342)	$(181,363)	$—

Investment in joint venture	$—	$—	$12,763	$12,763

Goodwill	$406,662	$204,580	$—	$611,242

Fiscal year ended January 3, 2016
Capital expenditures	$122,808	$7,616	$6,579	$137,003

Assets acquired in Haggen Transaction	$66,440	$—	$—	$66,440

Depreciation and amortization	$56,936	$3,351	$8,479	$68,766

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

14. Segment Information (Continued)

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

January 3, 2016

15. Commitments and Contingencies

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

16. Stockholders' Equity

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

        On September 29, 2014, the Company completed the IPO, pursuant to which it sold an aggregate of 15,467,500 shares of Common Stock after giving effect to the underwriters' exercise in full of their option to purchase additional shares at a price of $12.00 per share. The Company received gross proceeds from the IPO of approximately $185.6 million, or $167.7 million after deducting underwriting discounts and commissions of $12.5 million and other offering expenses of approximately $5.4 million. None of the Company's stockholders sold shares in the IPO. The Company used $115.5 million of the net proceeds from the IPO to make a partial repayment of the Term Loan Facility. See Note 4, Debt.

        On April 24, 2015, certain of the Company's stockholders completed the Secondary Offering. The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders. Following the Secondary Offering, affiliates of Ares held approximately 60% of the Company's issued and outstanding shares of Common Stock. In accordance with the Registration Rights Agreement among SFSI and its pre-IPO stockholders the selling shareholders paid the underwriting discounts and commissions from their transaction proceeds and the Company incurred approximately $0.9 million of other offering expenses in connection with the Secondary Offering.

17. Earnings Per Share

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

January 3, 2016

17. Earnings Per Share (Continued)

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Net income	$38,262	$33,118	$8,171

Weighted average shares outstanding for basic EPS	73,121,964	61,455,584	57,030,099
Effect of dilutive securities:
Assumed exercise of time-based options and vesting of restricted stock	4,019,657	2,385,534	2,357,388

Weighted average shares and share equivalents outstanding for diluted EPS	77,141,621	63,841,118	59,387,487

Basic earnings per share:	$0.52	$0.54	$0.14

Diluted earnings per share:	$0.50	$0.52	$0.14

        Potentially dilutive securities representing 22,158 and 1,596,950 shares of Common Stock for the year ended January 3, 2016 and December 28, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. There were no securities potentially dilutive to our common stock for fiscal year 2013.

18. Equity Method Investment

        SFSI's wholly owned subsidiary, SF Mexico, is a Mexican holding company that owns 50 percent of SFDN. The other 50 percent of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. At January 3, 2016, this joint venture operated 15 "Smart & Final" format stores in northwestern Mexico, similar in concept to the Company's U.S. stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V.. The Company's equity method investment in SFDN is approximately $12.8 million and $11.9 million at January 3, 2016 and December 28, 2014, respectively, which is included in "Equity investment in joint venture" in the consolidated balance sheets. Summarized financial information for SFDN is as follows (in thousands):

	2015	2014
Current assets	$15,943	$19,923
Noncurrent assets	12,028	4,540
Current liabilities	13,223	14,066
Noncurrent liabilities	5,167	2,493

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

18. Equity Method Investment (Continued)

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Sales	$80,775	$80,667	$77,167
Gross profit	15,284	14,574	13,675
Income from continuing operations	2,748	2,074	3,298
Net income	2,748	2,074	3,298

        Undistributed earnings of SFDN included in the Company's retained earnings were $4.9 million and $3.5 million as of January 3, 2016 and December 28, 2014, respectively.

19. Haggen Transaction

        On October 2, 2015, Smart & Final Stores entered into an Asset Purchase Agreement with Haggen whereby Smart & Final Stores agreed to become a "stalking horse bidder" to acquire certain assets, including 28 store leases and related assets, of Haggen. On November 24, 2015 and December 22, 2015, Smart & Final Stores entered into additional Asset Purchase Agreements to acquire five more store leases and related assets of Haggen (all collectively, the "Asset Purchase Agreements" and the transactions, collectively, the "Haggen Transaction"). The aggregate purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015.

        The total consideration paid in the Haggen Transaction was as follows (in thousands):

Aggregate purchase price (excluding adjustments)	$67,827
Less closing adjustments	(3,685)

Cash paid pursuant to the Asset Purchase Agreements	64,142
Acquisition related costs	3,772

Total consideration paid	$67,914

        The cash consideration paid at the closing of the Haggen Transaction was based in part on estimated closing adjustments (i) related to repairs to roof, building structure and mechanical systems (including HVAC, plumbing and electrical but excluding refrigeration systems) and (ii) reasonably required to bring the properties into compliance with laws applicable to conducting a retail grocery business (the "Property Condition Adjustment"). The Property Condition Adjustment, which resulted in a reduction of $3.6 million to the total cash purchase price, is subject to certain caps and floors per property and is subject to adjustment, in each case as set forth in the applicable Asset Purchase Agreement. Any adjustment to the purchase price resulting from final agreement by the parties will be accounted for as an adjustment to the cost of the assets acquired and allocated based on their initial relative fair values.

        Furthermore, direct acquisition-related transaction costs totaling $3.8 million, including success, consulting, legal and accounting fees were capitalized in the periods incurred and included in the total cost of acquiring the assets.

        Pursuant to the Asset Purchase Agreements, the Company acquired certain leasehold interests in California, as well as associated improvements, fixtures, equipment, permits and licenses of Haggen.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

19. Haggen Transaction (Continued)

Haggen retained inventory, pharmacy assets, prescription files and certain other assets with respect to each of the stores. Prior to closing of the transaction, store operations were ceased and no customer base, employee base, market distribution system, operating rights (other than liquor licenses), physical facilities (other than the store lease and related fixed assets/equipment), or processes were acquired for value. The Company plans to reopen the 33 stores under its Extra! store format. The Haggen Transaction did not meet the definition of a business and was accounted for as an asset acquisition using a cost accumulation approach. The total consideration paid was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. The determination of fair value used to allocate the total consideration paid is based on various factors including quoted market prices, expected future cash flows, current replacement costs, market rate assumptions, useful lives and appropriate discount and growth rates.

        The total cost allocated to the assets acquired is as follows (in thousands):

Leasehold interests	$54,750
Fixtures and equipment	11,176
Transferrable liquor licenses	1,988

Total cost of net assets acquired	$67,914

        Acquired leasehold interests are finite-lived intangible assets amortized over their estimated useful benefit period which is typically the lease term. Fixtures and equipment are finite-lived tangible assets which are depreciated or amortized over their estimated useful lives. Transferrable liquor licenses are indefinite-lived intangible assets which are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 2, Summary of Significant Accounting Policies. The transaction will be treated as an asset acquisition for tax purposes.

20. Share Repurchase Program

        On August 31, 2015, SFSI's board of directors authorized a share repurchase program of up to $25 million for repurchase of shares of Common Stock, to be financed from cash on hand and executed over a period of time. Repurchases under the share repurchase program commenced on November 20, 2015 and are expected to occur through August 2016.

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

        During the year ended January 3, 2016, the Company repurchased 7,386 shares of its common stock through open market purchases for an aggregate cost of $0.1 million. The repurchased shares are no longer deemed issued and outstanding.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

21. Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal year 2015 and fiscal year 2014 (in thousands, except per share data):

Smart & Final Stores, Inc. and Subsidiaries
Summary of Quarterly Results of Operations
(Dollars in thousands, except per share amounts)

	Fiscal Year 2015
	Twelve Weeks Ended March 22, 2015	Twelve Weeks Ended June 14, 2015	Sixteen Weeks Ended October 4, 2015	Thirteen Weeks Ended January 3, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$822,170	$905,121	$1,246,063	$997,626
Cost of sales, buying and occupancy	700,005	763,538	1,058,824	849,753

Gross margin	122,165	141,583	187,239	147,873
Operating and administrative expenses	106,951	114,131	157,040	125,873

Income from operations	15,214	27,452	30,199	22,000
Interest expense, net	7,998	7,676	9,333	7,680
Loss on early extinguishment of debt	—	2,192	—	—
Equity in earnings of joint venture	515	392	138	333

Income before income taxes	7,731	17,976	21,004	14,653
Income tax provision	(2,848)	(6,938)	(8,624)	(4,692)

Net income	$4,883	$11,038	$12,380	$9,961

Basic earnings per share(a)	$0.07	$0.15	$0.17	$0.14
Diluted earnings per share(a)	$0.06	$0.14	$0.16	$0.13
Weighted average shares outstanding:
Basic	73,084,282	73,090,917	73,116,746	73,191,829
Diluted	76,654,281	76,893,066	77,404,466	77,497,406

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 3, 2016

21. Quarterly Information (Unaudited) (Continued)

	Fiscal Year 2014
	Twelve Weeks Ended March 23, 2014	Twelve Weeks Ended June 15, 2014	Sixteen Weeks Ended October 5, 2014	Twelve Weeks Ended December 28, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$735,016	$828,071	$1,131,821	$839,336
Cost of sales, buying and occupancy	630,427	699,886	962,317	714,325

Gross margin	104,589	128,185	169,504	125,011
Operating and administrative expenses	92,358	101,491	140,678	104,001

Income from operations	12,231	26,694	28,826	21,010
Interest expense, net	8,836	8,922	11,725	8,119
Loss on early extinguishment of debt	—	—	2,224	—
Equity in earnings of joint venture	452	262	318	5

Income before income taxes	3,847	18,034	15,195	12,896
Income tax provision	(1,340)	(6,919)	(4,972)	(3,623)

Net income	$2,507	$11,115	$10,223	$9,273

Basic earnings per share(a)	$0.04	$0.19	$0.17	$0.13
Diluted earnings per share(a)	$0.04	$0.19	$0.17	$0.12
Weighted average shares outstanding:
Basic	57,171,190	57,259,361	59,101,972	73,074,360
Diluted	59,495,270	59,312,773	61,232,212	76,193,944

(a)
Per share amounts for the quarters and full fiscal years have been calculated separately. Accordingly, weighted quarterly amounts may not add to the fiscal year amounts because of differences in the average common shares outstanding during each period.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Smart & Final Stores, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	January 3, 2016	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$921	$50
Intercompany receivable	197,109	187,921
Prepaid expenses	108	—
Intercompany note	9,000	—

Total current assets	207,138	187,971
Other intangible assets, net	—	294
Investment in subsidiaries	382,740	347,454

Total assets	$589,878	$535,719

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$432	$371
Intercompany payable	22,875	18,140

Total current liabilities	23,307	18,511
Commitments and contingencies
Stockholders' equity:
Issued and outstanding shares—73,789,608 and 73,755,388 at January 3, 2016 and December 28, 2014, respectively	74	74
Additional paid-in capital	502,304	489,550
Retained earnings	70,181	32,001
Accumulated other comprehensive loss	(5,988)	(4,417)

Total stockholders' equity	566,571	517,208

Total liabilities and stockholders' equity	$589,878	$535,719

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Operating and administrative expenses	$14,182	$15,892	$1,714

Loss before income taxes	(14,182)	(15,892)	(1,714)
Income tax benefit	5,588	6,268	651

Loss before equity in net income of subsidiaries	(8,594)	(9,624)	(1,063)
Equity in net income of subsidiaries, net of tax	46,856	42,742	9,234

Net income	38,262	33,118	8,171
Minimum pension obligation adjustment, net of income tax expense (benefit) of $640, $(21,744) and $15,066, respectively	956	(32,480)	22,505
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(917), $(1,670) and $1,932, respectively	(1,375)	(2,504)	2,898
Reclassification adjustments, net of income tax (benefit) expense of $(21), $6 and $(12), respectively	(32)	9	(18)
Foreign currency translation	(1,120)	(426)	(420)

Other comprehensive (loss) income	(1,571)	(35,401)	24,965

Comprehensive income (loss)	$36,691	$(2,283)	$33,136

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year 2015	Fiscal Year 2014
Operating activities
Net cash used in operating activities	$(169)	$(963)
Investing activities
Dividend received from subsidiary	10,000	—
Issuance of note to subsidiary	(9,000)	—
Investment in capitalized software	—	(132)
Investment in subsidiaries	—	(165,529)

Net cash provided by (used in) investing activities	1,000	(165,661)
Financing activities
Issuance of common stock in IPO	—	173,080
Issuance of common stock, other		79
Proceeds from exercise of stock options	719	450
Payment of minimum withholding taxes on net share settlement of stock option exercise	(694)	(2,667)
Payments of public offering issuance costs	(214)	(5,046)
Excess tax benefits related to share-based payments	358	728
Stock repurchases	(129)	—

Net cash provided by financing activities	40	166,624

Net increase in cash and cash equivalents	871	—
Cash and cash equivalents at beginning of period	50	50

Cash and cash equivalents at end of period	$921	$50

See accompanying notes.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Smart & Final Stores, Inc. (Parent Company Only)
Notes to Condensed Financial Information

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

        The accompanying condensed financial information include the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliate. Accordingly, this condensed financial information has been presented on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investment in subsidiaries is presented under the equity method of accounting.

        This parent-only condensed financial information should be read in conjunction with the consolidated financial statements of Smart & Final Stores, Inc. and Subsidiaries (the "Company") included elsewhere herein.

Note 2:  Guarantees and restrictions

        Smart & Final Stores LLC, a subsidiary of the Company, has $594.9 million of principal amount of long-term debt outstanding under the First Lien Term Loan Facility as of January 3, 2016. Under the terms of the First Lien Term Loan Credit Agreement dated November 15, 2012 (the "Agreement"), SF CC Intermediate Holdings, Inc. guaranteed the payment of all principal and interest. The debt matures on November 15, 2019 and includes restrictions on the ability of Smart & Final Stores LLC and its subsidiaries to incur additional liens and indebtedness, make investments, loans and advances, pay dividends and enter into sale and lease back transactions, among other restrictions. The restricted net assets of the Company's consolidated subsidiaries is approximately $628.7 million as of January 3, 2016.

SMART & FINAL STORES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended January 3, 2016
Allowance for doubtful accounts	$787	$(298)	$(27)	$(8)	$454
Valuation allowance for deferred tax assets	1,014	292	—	—	1,306

	$1,801	$(6)	$(27)	$(8)	$1,760

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 28, 2014
Allowance for doubtful accounts	$766	$29	$(10)	$2	$787
Valuation allowance for deferred tax assets	1,014	—	—	—	1,014

	$1,780	$29	$(10)	$2	$1,801

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 29, 2013
Allowance for doubtful accounts	$741	$89	$(62)	$(2)	$766
Valuation allowance for deferred tax assets	1,146	—	—	(132)	1,014

	$1,887	$89	$(62)	$(134)	$1,780

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of January 3, 2016 our disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Rules 13a15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended), pursuant to Rule 13a-15(c) of the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

        A company's internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 3, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of January 3, 2016. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended January 3, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be contained in our definitive Proxy Statement in connection with our 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 3, 2016 (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding stock option awards, and shares remaining available for future issuance, under each of the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan") and the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan") as of January 3, 2016, the last day of our fiscal year:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2012 Incentive Plan	7,954,460	$5.12	—
2014 Incentive Plan	2,093,918	$12.06	2,789,062	(2)

Total	10,048,378	$6.56	2,789,062

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

        Additional information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

      As of January 3, 2016 and December 28, 2014

    •
    Consolidated Statements of Operation and Comprehensive Income (Loss)

      For the years ended January 3, 2016, December 28, 2014 and December 29, 2013

    •
    Consolidated Statements of Stockholders' Equity

      For the years ended January 3, 2016, December 28, 2014 and December 29, 2013

    •
    Consolidated Statements of Cash Flows

      For the years ended January 3, 2016, December 28, 2014 and December 29, 2013

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

10.4	Amended and Restated Employment Agreement, dated as of September 23, 2014, by and among Smart & Final Stores, Inc. and David G. Hirz.(5)
10.5	Form of Indemnification Agreement.(6)
10.6.1
Revolving Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Inc., Smart & Final Stores LLC, the Co-Borrowers party thereto on the Closing Date and each Subsidiary of the Borrower that becomes a party thereto as a Co-Borrower pursuant to Section 5.13 thereof, the Lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(3)
10.6.2
Amendment No. 1 to Credit Agreement, dated as of December 19, 2013 by and among SFCC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers, the subsidiaries of the Borrower listed on the signature pages thereto as Guarantors, Bank of America, N.A., as administrative agent for the lenders, collateral agent, Swingline Lender, and as issuing bank and the Consenting Lenders.(3)
10.7.1
First Lien Term Loan Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final, Inc., the Lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.(3)
10.7.2
Amendment No. 1 to Credit Agreement, dated as of May 29, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the other Loan Parties listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the lenders under the Credit Agreement, joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent and each of the undersigned banks and other financial institutions party thereto as lenders and the other Required Lenders party thereto.(3)
10.7.3
Amendment No. 2 to Credit Agreement and Incremental Facility Amendment, dated as of December 19, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.(3)

10.7.4	Amendment No.3 to Credit Agreement, dated as of May 12, 2015, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner. Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.(4)
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
10.10.1	Joint Venture Agreement, dated as of December 15, 1992, by and between Treviño Hernandez, S. de R.L. de C.V. and Smart & Final, Inc.(3)
10.10.2	Product Sales Agreement, dated as of June 12, 2012, by and between Smart & Final Stores LLC and Smart & Final del Noroeste, S.A. de C.V.(3)
10.10.3	Trademark Authorized User Agreement, dated as of June 12, 2012, by and between Smart & Final, Inc. and Smart & Final del Noroeste, S.A. de C.V.(3)
10.11	Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(1)
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(6)
10.13.1
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and David G. Hirz.(5)
10.13.2
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.(5)
10.14
Registration Rights Agreement, dated as of September 29, 2014, by and among Smart & Final Stores, Inc., Ares Corporate Opportunities Fund III, L.P., Ares Corporate Opportunities Fund IV, L.P. and the other stockholders party thereto.(5)
10.15	Form of Restricted Stock Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(6)
10.16	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.(5)
10.17	Offer letter, effective January 27, 2014, by and between Smart & Final Stores LLC and Eleanor Hong.(5)

21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333- 196931) filed with the SEC on September 22, 2014, and incorporated herein by reference.

(2)
Filed as an exhibit to Amendment No. 4 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 11, 2014, and incorporated herein by reference.

(3)
Filed as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on July 31, 2014, and incorporated herein by reference.

(4)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015 and incorporated herein by reference.

(5)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 24, 2015, and incorporated herein by reference.

(6)
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

SMART & FINAL STORES, INC.
By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director Date: March 14, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director (principal executive officer) Date: March 14, 2016

By:	/s/ RICHARD N. PHEGLEY Richard N. Phegley Senior Vice President and Chief Financial Officer (principal financial officer) Date: March 14, 2016

By:	/s/ RICHARD A. LINK Richard A. Link Group Vice President and Controller (principal accounting officer) Date: March 14, 2016

By:	/s/ DAVID B. KAPLAN David B. Kaplan Chairman of the Board Date: March 14, 2016

By:	/s/ NORMAN H. AXELROD Norman H. Axelrod Director Date: March 14, 2016

By:	/s/ ANDREW A. GIANCAMILLI Andrew A. Giancamilli Director Date: March 14, 2016

By:	/s/ DENNIS T. GIES Dennis T. Gies Director Date: March 14, 2016

By:	/s/ PAUL N. HOPKINS Paul N. Hopkins Director Date: March 14, 2016

By:	/s/ ADAM L. STEIN Adam L. Stein Director Date: March 14, 2016

By:	/s/ JOSEPH S. TESORIERO Joseph S. Tesoriero Director Date: March 14, 2016

By:	/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman Director Date: March 14, 2016