Form 10-Q
period 2016-03-27
Smart & Final Stores, Inc.
filed 2016-05-04
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at April 29, 2016
common stock, $0.001 par value	73,706,118

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 27, 2016 (unaudited) and January 3, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the twelve weeks ended March 27, 2016 and March 22, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the twelve weeks ended March 27, 2016 and March 22, 2015 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the twelve weeks ended March 27, 2016 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Mine Safety Disclosures	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 27, 2016	January 3, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,073	$59,327
Accounts receivable, less allowances of $448 and $454 at March 27, 2016 and January 3, 2016, respectively	24,903	27,304
Inventories	235,250	234,289
Prepaid expenses and other current assets	34,026	29,072
Deferred income taxes	22,471	22,471
Total current assets	379,723	372,463

Property, plant, and equipment:
Land	10,810	10,940
Buildings and improvements	20,021	20,441
Leasehold improvements	245,626	237,820
Fixtures and equipment	282,775	266,080
Construction in progress	37,223	19,501
	596,455	554,782
Less accumulated depreciation and amortization	190,114	174,906
	406,341	379,876

Capitalized software, net of accumulated amortization of $13,110 and $12,356 at March 27, 2016 and January 3, 2016, respectively	11,077	11,365
Other intangible assets, net	374,912	376,122
Goodwill	611,242	611,242
Equity investment in joint venture	13,219	12,763
Other assets	55,464	53,250
Total assets	$1,851,978	$1,817,081

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$185,432	$194,149
Accrued salaries and wages	30,210	33,859
Accrued expenses	98,195	77,374
Current portion of debt, less debt issuance costs	29,052	3,904
Total current liabilities	342,889	309,286

Long-term debt, less debt issuance costs	587,415	586,956
Deferred income taxes	127,761	128,752
Postretirement and postemployment benefits	116,948	117,417
Other long-term liabilities	114,264	108,099

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value; Authorized shares — 340,000,000 Issued and outstanding shares - 73,659,156 and 73,789,608 at March 27, 2016 and January 3, 2016, respectively	74	74
Additional paid-in capital	503,007	502,304
Retained earnings	66,413	70,181
Accumulated other comprehensive loss	(6,793)	(5,988)
Total stockholders’ equity	562,701	566,571
Total liabilities and stockholders’ equity	$1,851,978	$1,817,081

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015

Net sales	$908,453	$822,170
Cost of sales, buying and occupancy	780,102	700,005
Gross margin	128,351	122,165

Operating and administrative expenses	125,082	106,951
Income from operations	3,269	15,214

Interest expense, net	7,311	7,998
Equity in earnings of joint venture	444	515
(Loss) income before income taxes	(3,598)	7,731

Income tax benefit (provision)	1,580	(2,848)
Net (loss) income	$(2,018)	$4,883

Basic (loss) earnings per share	$(0.03)	$0.07
Diluted (loss) earnings per share	$(0.03)	$0.06

Weighted average shares outstanding:
Basic	73,189,149	73,084,282
Diluted	73,189,149	76,654,281

Comprehensive (loss) income:
Net (loss) income	$(2,018)	$4,883
Derivative instruments:
Loss, net of income tax benefit of $(548) and $(914), respectively	(822)	(1,372)
Reclassification adjustments, net of income tax expense (benefit) of $2 and $(9), respectively	4	(13)
Foreign currency translation	13	(615)
Other comprehensive loss	(805)	(2,000)
Comprehensive (loss) income	$(2,823)	$2,883

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015
Operating activities
Net (loss) income	$(2,018)	$4,883
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,189	8,056
Amortization	7,345	6,445
Amortization of debt discount and debt issuance costs	639	655
Share-based compensation	1,507	2,384
Excess tax benefits related to share-based payments	(379)	(55)
Deferred income taxes	(446)	(883)
Equity in earnings of joint venture	(444)	(515)
Gain on disposal of property, plant, and equipment	78	(3)
Asset impairment	128	431
Changes in operating assets and liabilities:
Accounts receivable, net	2,401	4,120
Inventories	(961)	12,313
Prepaid expenses and other assets	(5,838)	9,061
Accounts payable	(8,717)	(19,828)
Accrued salaries and wages	(3,649)	1,944
Other accrued liabilities	12,037	9,059
Net cash provided by operating activities	11,872	38,067

Investing activities
Purchases of property, plant, and equipment	(28,217)	(22,920)
Proceeds from disposal of property, plant, and equipment	386	4,889
Assets acquired in Haggen Transaction	(1,801)	—
Investment in capitalized software	(696)	(1,463)
Other	(209)	(1,260)
Net cash used in investing activities	(30,537)	(20,754)

Financing activities
Proceeds from exercise of stock options	146	107
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(91)	—
Fees paid in conjunction with debt financing	(31)	(31)
Borrowings on bank line of credit	25,000	—
Payments of public offering costs	—	(214)
Excess tax benefits related to share-based payments	379	55
Stock repurchases	(2,992)	—
Net cash provided by (used in) financing activities	22,411	(83)

Net increase in cash and cash equivalents	3,746	17,230
Cash and cash equivalents at beginning of period	59,327	106,847
Cash and cash equivalents at end of period	$63,073	$124,077

Cash paid during the period for:
Interest	$236	$212
Income taxes	$4	$770

Non-cash investing and financing activities
Software development costs incurred but not paid	$79	$117
Construction in progress costs incurred but not paid	$23,660	$15,947

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571
Forfeiture of restricted stock awards	(1,875)	—	—	—	—	—
Share-based compensation	—	—	1,507	—	—	1,507
Excess tax benefit for exercise of share-based compensation awards	—	—	379	—	—	379
Stock option exercises	69,650	—	146	—	—	146
Vested restricted stock awards withheld on net share settlement	(5,573)	—	(91)	—	—	(91)
Net loss	—	—	—	(2,018)	—	(2,018)
Stock repurchases	(192,654)	—	(1,238)	(1,750)	—	(2,988)
Other comprehensive loss	—	—	—	—	(805)	(805)
Balance at March 27, 2016	73,659,156	$74	$503,007	$66,413	$(6,793)	$562,701

See notes to condensed consolidated financial statements.

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

SFSI was formed in connection with the acquisition of the “Smart & Final” and “Cash & Carry” store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp., a Delaware corporation (the “Predecessor” or “SFHC”), on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. (“Ares”) and the acquisition is referred to as the “Ares Acquisition.”

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of March 27, 2016, the Company operated 290 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of March 27, 2016.

Secondary Public Offering

On April 24, 2015, certain of the Company’s stockholders completed a secondary public offering (the “Secondary Offering”) of 10,900,000 shares of common stock, par value $0.001 per share (“Common Stock”). The Company did not sell any shares in the Secondary Offering and did not receive any proceeds from the sales of shares by the selling stockholders. Following the Secondary Offering, affiliates of Ares held approximately 60% of the Company’s issued and outstanding shares of Common Stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended January 3, 2016 that were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter.

Fiscal year 2016 is a 52-week fiscal year. Fiscal year 2015 was a 53-week fiscal year and the fourth quarter consisted of a thirteen-week period.

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

Capitalized software costs, like other long-lived assets, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value.

Goodwill and Intangible Assets

In connection with the Ares Acquisition, the intangible assets were adjusted and recorded at fair market value in accordance with accounting guidance for business combinations. The recorded fair market value for each of the trade names was determined by estimating the amount of royalty income that could be generated from the trade name if it was licensed to a third-party owner and discounting the resulting cash flows using the weighted-average cost of capital for each respective trade name.

During the fourth quarter of 2015, the Company acquired certain assets, including 33 store leases and related fixtures, equipment and liquor licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, “Haggen”). The Company recorded leasehold interests at fair value as of the acquisition dates. Acquired leasehold interests are finite-lived intangible assets amortized straight-line over their estimated useful benefit period which is typically the lease term.

The finite-lived intangible assets are amortized on a straight-line basis over their estimated useful benefit period and have the following weighted-average amortization periods:

Signature brands	20 years
Leasehold interests	23 years

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

Finite-lived intangible assets, like other long-lived assets are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. Impairment is recognized to the extent the sum of the discounted estimated future cash flows from the use of the finite-lived intangible asset is less than the carrying value.

Asset Acquisition

An acquired group of assets that do not meet the definition of a business are accounted for as an asset acquisition. Asset acquisitions are accounted for using a cost accumulation approach, whereby the total consideration paid is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. See Note 14, Haggen Transaction.

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

Lease Accounting

Certain of the Company’s operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are charged to expense on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. Accounting guidance for asset retirement obligations requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of the Company’s business, its asset retirement obligation with respect to owned or leased properties is not significant.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the statements of operations and comprehensive (loss) income as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award’s vesting period. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data and consideration of future expected forfeiture rates. The actual forfeiture rate could differ from these estimates.

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vests over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 9, Share-Based Compensation.

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

Proceeds from the sale of the Company’s Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. The Smart & Final gift cards do not have an expiration date and the Company is not required to escheat the value of unredeemed gift cards in the applicable jurisdictions. The Company has determined a gift card breakage rate based upon historical redemption patterns. Estimated breakage amounts are accounted for under the redemption recognition method, which results in recognition of estimated breakage income in proportion to actual gift card redemptions.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the balance sheet method, which requires an adjustment to the deferred tax asset or liability to reflect income tax rates currently in effect. When income tax rates increase or decrease, a corresponding adjustment to income tax expense is recorded by applying the rate change to the cumulative temporary differences. The Company also determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recognized.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the condensed consolidated statements of operations and comprehensive (loss) income when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

Debt Discount and Debt Issuance Costs

Costs incurred in connection with the placement of long-term debt paid directly to the Company’s lenders are treated as a debt discount. Costs incurred in connection with the placement of long-term debt paid to third parties are treated as debt issuance costs and are amortized to interest expense over the term of the related debt using the effective interest method.

Fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. See Note 4, Debt.

Fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method.

Effective beginning January 4, 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). As a result of the adoption of ASU 2015-03, the Company presented capitalized debt issuance costs in its condensed consolidated balance sheets as a direct reduction to debt and the new guidance was retrospectively applied to all prior periods presented in its condensed consolidated balance sheets. Prior to the adoption of ASU 2015-03, deferred financing costs were presented as an asset in the Company’s condensed consolidated balance sheets.

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

Fair Value of Financial Instruments

The Company’s financial instruments recorded in the condensed consolidated balance sheets include cash and cash equivalents, accounts receivable, derivatives, investments in affiliates, accounts payable, accrued expenses and long-term variable rate debt. The carrying amounts of cash and cash equivalents, accounts receivable, derivatives, equity investment in joint venture, accounts payable and accrued expenses approximate fair value.

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Company’s Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of March 27, 2016, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 99.25% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $594.9 million, compared to an indicated fair value of $590.4 million as of March 27, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

The Company’s condensed consolidated balance sheets reflect its investment in Sprouts Farmers Market, Inc. (“Sprouts”) through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

The Company recognizes the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan’s benefit obligation, as an asset or liability in its consolidated balance sheets and recognizes changes to that funded status in the year in which the changes occur through accumulated other comprehensive loss. Measurement of the funded status of a plan is required as of the Company’s consolidated balance sheet dates.

(Loss) Earnings per Share

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during the fiscal period.

Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding, plus, where applicable, shares that would have been outstanding related to dilutive stock options and unvested restricted stock.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation. See Note 2, Significant Accounting Policies—Debt Discount and Debt Issuance Costs.

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service condition is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The adoption of ASU 2014-12 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 changes the presentation of debt issuance costs in the financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2015 for public entities. As a result of the adoption of ASU 2015-03, the Company presented capitalized debt issuance costs in its condensed consolidated balance sheets as a direct reduction to debt and the new guidance was retrospectively applied to all prior periods presented in its condensed consolidated balance sheets.

In April 2015, the FASB issued ASU No. 2015-04, Compensation—Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets (“ASU 2015-04”) . ASU 2015-04 permits an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. ASU 2015-04 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The adoption of ASU 2015-04 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). ASU 2015-05 provides guidance about an entity’s accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the entity should account for the software license element consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the entity should account for the arrangement as a service contract. The amendments in ASU 2015-05 are effective for annual and interim periods beginning after December 15, 2015 for public entities. The adoption of ASU 2015-05 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient (“ASU 2015-12”). The amendments in Part II of ASU 2015-12 seek to simplify and increase the effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. The adoption of ASU 2015-12 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires an entity to recognize adjustments to provisional amounts resulting from business combinations to be recognized in the period in which they are determined. The standard requires the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015 including interim periods within those fiscal years. The guidance requires entities to apply the update prospectively for amounts that occur after the effective date. The adoption of ASU 2015-16 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, an entity must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter and early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). The amendments in ASU 2015-11 do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using FIFO or average cost. An entity should measure inventory within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, the amendments in ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2015-11 will have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company decided not to early adopt ASU 2015-17. The Company does not expect the adoption of ASU 2015-17 will have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in ASU 2016-01 require an entity to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes in fair value recognized in net income. The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The requirement to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet has been eliminated by the amendments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 also may require additional disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

On March 9, 2016, the FASB issued ASU 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”).  ASU 2016-04 requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage, or the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. An entity that expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product within the scope of ASU 2016-04 is required to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. If an entity does not expect to be entitled to a breakage amount, it is required to derecognize the related liability when the likelihood of a consumer exercising its remaining rights becomes remote. Entities will apply the guidance using either a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach.  The guidance is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted. The Company does not expect the adoption of ASU 2016-04 will have a material impact on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. It also will allow an employer to make a policy election to account for forfeitures as they occur and to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting.  ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not been issued, but all of the guidance must be adopted in the same period. If an entity early adopts the guidance in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

4. Debt

Current portion of debt at March 27, 2016, and January 3, 2016 was as follows (in thousands):

	March 27, 2016	January 3, 2016
Revolving Credit Facility	$30,000	$5,000
	30,000	5,000
Less:
Debt issuance costs	948	1,096
Total current portion of debt	$29,052	$3,904

Long-term debt at March 27, 2016, and January 3, 2016 was as follows (in thousands):

	March 27, 2016	January 3, 2016
Term Loan Facility, at 4.00% and 4.00%	$594,907	$594,907
	594,907	594,907
Less:
Debt issuance costs	(2,924)	(3,112)
Discount on debt issuance	(4,568)	(4,839)
Total long-term debt	$587,415	$586,956

In conjunction with the Ares Acquisition, Smart & Final Stores LLC (“Smart & Final Stores”) entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the Term Loan Facility and a second lien term loan facility (the “Second Lien Term Loan Facility”) and an asset-based lending facility (the “Revolving Credit Facility”).

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

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. As of March 27, 2016 and January 3, 2016, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.00%.

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

During the second quarter of 2013, the Company amended the Term Loan Facility, reducing the ABR Borrowings applicable margin from 3.50% to 2.50%, reducing the Eurocurrency Borrowings applicable margin from 4.50% to 3.50% and reducing the Adjusted LIBOR floor rate from 1.25% to 1.00%. Additionally, the Company increased the size of the Term Loan Facility by $55.0 million through an incremental facility. The proceeds of this additional borrowing were used to reduce the amounts outstanding under the Second Lien Term Loan Facility by $55.0 million.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At March 27, 2016 and January 3, 2016, the alternate base rate was 3.50% and 3.50%, respectively, and the applicable margin for alternate base rate loans was 0.50% and 0.25%, respectively, for a total rate of 4.00% and 3.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $173.7 million and $175.1 million at March 27, 2016 and January 3, 2016, respectively. As of March 27, 2016 and January 3, 2016, the amount outstanding under the Revolving Credit Facility was $30.0 million and $5.0 million, respectively.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $25.1 million outstanding as of both March 27, 2016 and January 3, 2016. As of March 27, 2016 and January 3, 2016, the amount available for borrowing under the Revolving Credit Facility was $94.9 million and $119.9 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 27, 2016 and January 3, 2016, no trigger event had occurred.

5. Derivative Financial Instruments

On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the “Swap”) to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive (loss) income. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity.

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

As of March 27, 2016 and January 3, 2016, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	March 27, 2016	January 3, 2016
Other assets	$—	$542
Other long-term liabilities	(1,129)	—
Accrued expenses	(1,876)	(2,177)
Total derivatives designated as hedging instruments	$(3,005)	$(1,635)

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of gain reclassified from AOCI into earnings for the twelve weeks ended March 27, 2016 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(818)	$4

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To estimate the fair values of our financial and nonfinancial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at March 27, 2016
Description	Total as of March 27, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,033	$2,033	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,645	2,645	—	—
Other assets—deferred compensation plan investment in Sprouts	5,221	5,221	—	—
Financial liabilities
Derivatives	(1,876)	—	(1,876)	—
Other long-term liabilities—deferred compensation plan	(21,008)	(5,221)	(15,787)	—
Total	$(12,985)	$4,678	$(17,663)	$—

Level 1 Investments include money market funds of $2.0 million, market index funds of $2.6 million and an investment in Sprouts of $5.2 million, with the corresponding deferred compensation liabilities of $5.2 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $15.8 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $1.9 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

Level 2 Liabilities include $16.6 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $1.6 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015
Service cost	$324	$281
Interest cost	2,050	1,666
Expected return on plan assets	(2,028)	(1,816)
Net periodic benefit cost	$346	$131

During the twelve weeks ended March 27, 2016, the Company made a $1.0 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required contribution of $8.8 million during fiscal year 2016.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015
Interest cost	$267	$254
Net periodic benefit cost	$267	$254

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015
Service cost	$92	$92
Interest cost	162	162
Net periodic benefit cost	$254	$254

8. Income Taxes

The Company’s effective tax rate for the twelve weeks ended March 27, 2016 and March 22, 2015 was 43.9% and 36.8%, respectively.  The change in the 2016 effective tax rate was primarily due to a reduction in tax credits used to offset taxable income.

SFSI or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of March 27, 2016 include fiscal years 2009 through 2015 for state purposes and 2007 through 2015 for federal purposes.

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

During the twelve weeks ended March 27, 2016, a total of 1,875 shares of restricted stock related to the September 23, 2014 grant had been forfeited and a total of 11,250 and 2,599 shares of restricted stock related to the September 23, 2014 grant and the March 9, 2015 grant, respectively, had vested. As of March 27, 2016, there were 5,573 shares of restricted stock retained by the Company to fund the grantee’s minimum income tax obligations in connection with the vesting of such awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twelve weeks ended March 27, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2016	559,136	$10.86
Granted	—	—
Forfeited	(1,875)	12.00
Vested	(13,849)	12.59
Outstanding at March 27, 2016	543,412	$10.81

The Company recorded share-based compensation expense related to the restricted stock awards of $0.5 million and $0.7   million for the twelve weeks ended March 27, 2016 and March 22, 2015, respectively. As of March 27, 2016, the unrecognized compensation cost was $2.5 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.69 years.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the twelve weeks ended March 27, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,093,918	$12.06
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	—	—
Outstanding at March 27, 2016	2,093,918	$12.06	8.51 years	$7,601
Exercisable at March 27, 2016	312,940	$12.00	8.49 years	$1,152

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options.  The closing stock price as reported on the New York Stock Exchange as of March 27, 2016 was $15.68.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $0.5 million and $0.8 million for the twelve weeks ended March 27, 2016 and March 22, 2015, respectively. As of March 27, 2016, the unrecognized compensation cost was $4.0 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.34 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock.  Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the twelve weeks ended March 27, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	5,253,610	$6.59
Forfeited	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—
Outstanding at March 27, 2016	5,253,610	$6.59	6.86 years	$47,781
Exercisable at March 27, 2016	3,148,334	$6.59	6.86 years	$28,633

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants. The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $0.5 million and $0.3 million for the twelve weeks ended March 27, 2016 and March 22, 2015, respectively. As of March 27, 2016, the unrecognized compensation cost was $2.1 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 1.28 years.

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

The following table summarizes the Rollover Option activity for the twelve weeks ended March 27, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,700,850	$2.26
Forfeited	—	—
Exercised	(69,650)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at March 27, 2016	2,631,200	$2.26	1.84 years	$35,298
Exercisable at March 27, 2016	2,631,200	$2.26	1.84 years	$35,298

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the twelve weeks ended March 27, 2016 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)
OCI before reclassification	—	(822)	13	(809)
Amounts reclassified out of AOCI	—	4	—	4
Net current period OCI	—	(818)	13	(805)
Balance at March 27, 2016	$(3,000)	$(1,840)	$(1,953)	$(6,793)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the twelve weeks ended March 27, 2016 (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
Loss on cash flow hedges
Interest rate swaps	$6	Interest income, net
	6	Total before income taxes
	2	Income tax expense
	$4	Reclassification adjustments, net of tax
Total reclassifications for the twelve weeks ended March 27, 2016	$4	Total reclassifications, net of tax

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

For the twelve weeks ended March 27, 2016, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$709,314	$199,139	$—	$908,453
Cost of sales, distribution and store occupancy	606,682	171,117	2,303	780,102
Operating and administrative expenses	95,200	14,825	15,057	125,082
Income (loss) from operations	$7,432	$13,197	$(17,360)	$3,269
As of March 27, 2016:
Total assets	$1,649,328	$313,529	$(110,879)	$1,851,978
Intercompany receivable (payable)	$209,410	$(25,070)	$(184,340)	$—
Investment in joint venture	$—	$—	$13,219	$13,219
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended March 27, 2016:
Capital expenditures	$26,599	$1,062	$1,252	$28,913
Assets acquired in Haggen Transaction	$1,801	$—	$—	$1,801
Depreciation and amortization	$14,752	$856	$1,926	$17,534

For the twelve weeks ended March 22, 2015, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$628,836	$193,334	$—	$822,170
Cost of sales, distribution and store occupancy	530,620	167,307	2,078	700,005
Operating and administrative expenses	78,247	13,887	14,817	106,951
Income (loss) from operations	$19,969	$12,140	$(16,895)	$15,214
As of March 22, 2015:
Total assets	$1,577,299	$271,651	$(116,890)	$1,732,060
Intercompany receivable (payable)	$247,935	$(63,500)	$(184,435)	$—
Investment in joint venture	$—	$—	$11,824	$11,824
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended March 22, 2015:
Capital expenditures	$20,867	$1,678	$1,838	$24,383
Depreciation and amortization	$11,879	$677	$1,945	$14,501

12. Commitments and Contingencies

Legal Actions

On February 11, 2016, the Company received a subpoena from the District Attorney for the County of Yolo, State of California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at its stores and distribution centers in the State of California.  The Company has provided information and is cooperating with the authorities from multiple counties in California in connection with this ongoing matter.  While a loss related to this matter is reasonably possible, at this time, the Company cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on its financial condition or operating results.

The Company is engaged in various other legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. The Company does not believe that the ultimate determination of these actions, claims and proceedings will either individually or in the aggregate have a material adverse effect on its consolidated results of operations or financial position.

13. (Loss) Earnings Per Share

Basic (loss) earnings per share represents net (loss) income for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted (loss) earnings per share represents net (loss) income divided by the weighted average number of shares of Common Stock outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

A reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 27, 2016	March 22, 2015
Net (loss) income	$(2,018)	$4,883
Weighted average shares outstanding for basic EPS	73,189,149	73,084,282
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	—	3,569,999
Weighted average shares and share equivalents outstanding for diluted EPS	73,189,149	76,654,281
Basic (loss) earnings per share	$(0.03)	$0.07
Diluted (loss) earnings per share	$(0.03)	$0.06

Potentially dilutive securities representing 4,325,498 shares of Common Stock for the twelve weeks ended March 27, 2016 were excluded from the computation of diluted loss per share because their effect would have been antidilutive. Potentially dilutive securities representing 1,634,866 shares of Common Stock for the twelve weeks ended March 22, 2015 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

14. Haggen Transaction

On October 2, 2015, Smart & Final Stores entered into an Asset Purchase Agreement with Haggen whereby Smart & Final Stores agreed to become a “stalking horse bidder” to acquire certain assets, including 28 store leases and related assets, of Haggen. On November 24, 2015 and December 22, 2015, Smart & Final Stores entered into additional Asset Purchase Agreements to acquire five more store leases and related assets of Haggen (all collectively, the “Asset Purchase Agreements” and the transactions, collectively, the “Haggen Transaction”). The initial purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015. During the twelve weeks ended March 27, 2016, the purchase price was increased for additional acquisition-related transaction costs and adjustments of $0.5 million.

The aggregate consideration paid in the Haggen Transaction was as follows (in thousands):

Aggregate purchase price (excluding adjustments)	$67,827
Less closing adjustments	(3,455)
Cash paid pursuant to the Asset Purchase Agreements	64,372
Acquisition related costs	4,035
Total consideration paid	$68,407

The cash consideration paid at the closing of the Haggen Transaction was based in part on estimated closing adjustments, including an estimated adjustment (i) related to repairs to roof, building structure and mechanical systems (including HVAC, plumbing and electrical but excluding refrigeration systems) and (ii) reasonably required to bring the properties into compliance with laws applicable to conducting a retail grocery business (the “Property Condition Adjustment”). The Property Condition Adjustment, which resulted in a reduction of $3.6 million to the total cash purchase price, is subject to certain caps and floors per property and is subject to adjustment, in each case as set forth in the applicable Asset Purchase Agreement. Any adjustment to the purchase price resulting from final agreement by the parties will be accounted for as an adjustment to the cost of the assets acquired and allocated based on their initial relative fair values.

Furthermore, direct acquisition-related transaction costs totaling $4.0 million, including success, consulting, legal and accounting fees were capitalized in the periods incurred and included in the total cost of acquiring the assets.

Pursuant to the Asset Purchase Agreements, the Company acquired certain leasehold interests in California, as well as associated improvements, fixtures, equipment, permits and licenses of Haggen. Haggen retained inventory, pharmacy assets, prescription files and certain other assets with respect to each of the stores. Prior to closing of the transaction, store operations were ceased and no customer base, employee base, market distribution system, operating rights (other than liquor licenses), physical facilities (other than the store lease and related fixed assets/equipment), or processes were acquired for value. The Company plans to reopen the 33 stores under its Extra! store format in fiscal year 2016. The Haggen Transaction did not meet the definition of a business acquisition and was accounted for as an asset acquisition using a cost accumulation approach. The total consideration paid was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. The determination of fair value used to allocate the total consideration paid is based on various factors including quoted market prices, expected future cash flows, current replacement costs, market rate assumptions, useful lives and appropriate discount and growth rates.

The total cost allocated to the assets acquired is as follows (in thousands):

Leasehold interests	$55,148
Fixtures and equipment	11,257
Transferrable liquor licenses	2,002
Total cost of net assets acquired	$68,407

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

15. Share Repurchase Program

On August 31, 2015, SFSI’s board of directors authorized a share repurchase program of up to $25 million for repurchase of shares of Common Stock, to be financed from cash on hand and executed over a period of time. Repurchases under the share repurchase program commenced on November 20, 2015 and are expected to occur through August 2016.

The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, the Company may acquire shares in open market transactions (including pursuant to plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended) or privately negotiated transactions.

During the twelve weeks ended March 27, 2016, the Company repurchased 192,654 shares of its common stock through open market purchases for an aggregate cost of $3.0 million. The repurchased shares are no longer deemed issued and outstanding.

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

•      our continued growth depends on new store openings and our failure to successfully open new stores or successfully manage the potential difficulties associated with store growth could adversely affect our business and stock price;

•      our failure to successfully convert, open and operate store properties acquired from Haggen, or successfully manage the potential difficulties associated with these store conversions, could adversely affect our business and operating results;

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

•      disruption of supplier relationships could adversely affect our business;

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

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners:  Smart & Final and Cash & Carry. As of March 27, 2016, we operated 290 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the twelve weeks ended March 27, 2016, our Smart & Final and Cash & Carry segments represented approximately 78.1% and 21.9%, respectively, of our consolidated sales compared with 76.5% and 23.5%, respectively, for the twelve weeks ended March 22, 2015.

Our Smart & Final segment is based in Commerce, California and includes, as of March 27, 2016, 92 legacy Smart & Final stores and 143 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final  stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of March 27, 2016, 55 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. For the Smart & Final banner, our current plan is to achieve 10% unit store growth each year. We had the opportunity to pursue accelerated development of Smart & Final Extra! stores in fiscal 2016 through the acquisition of 33 store leases and related assets in central and southern California previously operated under the Haggen banner. Of these 33 store properties, we plan to open 29 net new stores and relocate four existing legacy stores  Our fiscal 2016 store development plans also include an anticipated six additional new Extra! stores. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open three to five new Cash & Carry stores in fiscal 2016.

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

During the twelve weeks ended March 27, 2016, the Company opened 14 new Extra! format stores and relocated two legacy Smart & Final stores which reopened under the Extra! format.

Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

Developments in Competitive Landscape

We operate in the highly competitive food retail and foodservice industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location. Our principal competitors include conventional grocery banners such as Albertsons and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

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

As of March 27, 2016, we had a portfolio of approximately 3,035 private label items, which represented 30% of our Smart & Final  banner sales for the twelve weeks ended March 27, 2016. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted in the short term, as we sell lower-priced inventory in a higher price environment. Conversely, in deflationary periods, our short-term sales and earnings growth can be negatively affected by pricing softness. The short-term impact of inflation and deflation is largely dependent on our ability to pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of 2015 and continuing through much of the 2015 fiscal year, we experienced food price deflation in certain categories, together with competitive pressure to lower prices in response. These deflationary pressures negatively impacted sales and income from operations in certain categories, primarily in proteins, but also in high volume categories including cheese and fresh produce. These trends persisted during the first quarter of 2016.

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

Operating and Administrative Expenses

Operating and administrative expenses include direct store-level expenses associated with displaying and selling our products at the store level, including salaries and benefits for our store work force, fringe benefits, store supplies, advertising and marketing and other store-specific costs. Operating and administrative expenses also consist of store overhead costs and corporate administrative costs including salaries and benefits costs, share-based compensation, corporate occupancy costs, amortization expense, and other expenses associated with being a public company.

We expect that our operating and administrative expenses will increase in future periods resulting primarily from our store development program, including the growth in the number of our stores and, to a lesser extent, from additional legal, accounting, insurance and other expenses associated with being a public company.

Income Tax Provision

We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the asset and liability method.

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of March 27, 2016, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on January 3, 2016 and was a 53-week period. The fourth quarter of fiscal year 2015 included a thirteen-week period.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended
	March 27, 2016		March 22, 2015
	(In thousands, except per share amounts)
Net sales	$908,453	100.0%	$822,170	100.0%
Cost of sales, buying and occupancy	780,102	85.9%	700,005	85.1%
Gross margin	128,351	14.1%	122,165	14.9%
Operating and administrative expenses	125,082	13.7%	106,951	13.0%
Income from operations	3,269	0.4%	15,214	1.9%
Interest expense, net	7,311	0.8%	7,998	1.0%
Equity in earnings of joint venture	444	0.0%	515	0.1%
(Loss) income before income taxes	(3,598)	-0.4%	7,731	0.9%
Income tax benefit (provision)	1,580	0.2%	(2,848)	-0.3%
Net (loss) income	$(2,018)	-0.2%	$4,883	0.6%

Per Share Data:

Basic (loss) earnings per share	$(0.03)		$0.07
Diluted (loss) earnings per share	$(0.03)		$0.06

Other Operating Data

Comparable store sales growth	2.0%		6.1%
Smart & Final banner	2.5%		4.9%
Cash & Carry banner	0.3%		10.2%

Stores at end of period	290		258
Smart & Final banner	235		205
Extra! format	143		102
Cash & Carry banner	55		53

Twelve Weeks Ended March 27, 2016 Compared to the Twelve Weeks Ended March 22, 2015

Net Sales

Net sales for the twelve weeks ended March 27, 2016 increased $86.3 million, or 10.5%, to $908.5 million as compared to $822.2 million for the twelve weeks ended March 22, 2015. This increase in net sales was attributable to comparable store sales growth of $16.1 million in our store banners, and the net sales of $70.2 million from the opening of 14 new stores in the twelve weeks ended March 27, 2016 and 22 new stores in fiscal year 2015.

Comparable store sales for the twelve weeks ended March 27, 2016 increased 2.0% as compared to the twelve weeks ended March 22, 2015. This increase in comparable store sales was attributable to an increase of 2.4% in comparable transaction count, partially offset by a decrease in comparable average transaction size of 0.4%.

For the twelve weeks ended March 27, 2016, net sales for our Smart & Final segment increased $80.5 million, or 12.8%, to $709.3 million as compared to $628.8 million for the twelve weeks ended March 22, 2015. Comparable store sales for our Smart & Final segment increased 2.5% as compared to the twelve weeks ended March 22, 2015, primarily attributable to an increase in comparable transaction count of 2.8%, partially offset by a decrease in comparable transaction size of 0.3%.

For the twelve weeks ended March 27, 2016, net sales for our Cash & Carry segment increased $5.8 million, or 3.0%, to $199.1 million as compared to $193.3 million for the twelve weeks ended March 22, 2015. Comparable store sales for our Cash & Carry segment increased 0.3% as compared to the twelve weeks ended March 22, 2015, primarily attributable to a decrease in comparable transaction count of 0.4%, partially offset by an increase in comparable transaction size of 0.7%.

Gross Margin

Gross margin for the twelve weeks ended March 27, 2016 increased $6.2 million, or 5.1%, to $128.4 million as compared to $122.2 million for the twelve weeks ended March 22, 2015. The increase in gross margin attributable to increased sales was $12.8 million, partially offset by a $6.6 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.1% for the twelve weeks ended March 27, 2016 compared to 14.9% for the twelve weeks ended March 22, 2015. Compared to the twelve weeks ended March 22, 2015, gross margin as a percentage of sales for the twelve weeks ended March 27, 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.33% (including a 0.43% increase related to our Smart & Final segment partially offset by a 0.10% decrease related to our Cash & Carry segment). Improvements in gross margin rate were offset by increased warehouse and transportation costs as a percentage of sales accounting for a 0.17% decrease (representing a 0.19% decrease related to our Smart & Final segment partially offset by a 0.02% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.88% which was entirely attributable to our Smart & Final segment, (including 0.70% related to the acquired Haggen store locations and 0.46% increase related to 2015 new store locations, partially offset by 0.28% decrease related to store locations opened prior to 2015). Of the 0.70% increase in store occupancy costs related to the acquired Haggen store locations, 0.49% of the increase was related to pre-opening lease costs. The overall increase to store occupancy costs is primarily due to increased lease and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended March 27, 2016 increased $18.1 million, or 17.0%, to $125.1 million, as compared to $107.0 million for the twelve weeks ended March 22, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations was $4.4 million of this increase. The increase in operating and administrative expenses, excluding Haggen related pre-opening expenses, was primarily due to $9.8 million of increased wages, fringe benefits and incentive bonus costs, $0.3 million of increased marketing costs in support of our increased sales and other marketing initiatives, $3.4 million of increased other store direct expenses, $0.7 million increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and $0.4 million in other expenses, partially offset by a decrease of $0.9 million in share-based compensation expense associated with our equity compensation program.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended March 27, 2016 increased 0.7% to 13.7% as compared to 13.0% for the twelve weeks ended March 22, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations was 0.49% of this increase. Operating and administrative expenses, excluding Haggen related pre-opening expenses, as a percentage of sales increased by 0.30% due to increased wages, benefits and incentive bonuses (including 0.41% increase related to our Smart & Final segment partially offset by a 0.04% decrease related to our Cash & Carry segment), 0.12% of the increase was due to increased other store direct expenses (including a 0.11% increase related to our Smart & Final segment and a 0.01% increase related to our Cash & Carry segment), 0.07% of the increase was due to increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP. These increases were partially offset by a 0.06% decrease in marketing costs (including 0.04% in our Smart & Final segment, 0.02% in our Cash & Carry segment and a 0.12% decrease associated with the recognition of share-based compensation expense associated with our equity compensation program.

Interest Expense, Net

Interest expense for the twelve weeks ended March 27, 2016 decreased $0.7 million, or 8.6%, to $7.3 million as compared to $8.0 million for the twelve weeks ended March 22, 2015. This decrease in interest expense was due to a lower average effective interest rate, partially offset by increased average debt outstanding. The lower average effective interest rate was primarily the result of our amendment to our Term Loan Facility in the second quarter of 2015.

Income Tax Provision

Our income tax provision for the twelve weeks ended March 27, 2016 decreased $4.4 million to benefit of $1.6 million as compared to provision of $2.8 million for the twelve weeks ended March 22, 2015. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended March 27, 2016 was 39.1% as compared to 39.5% for the twelve weeks ended March 22, 2015. The effective income tax rate for the twelve weeks ended March 27, 2016 reflects the permanent difference relating to losses in the cash surrender value of corporate-owned life insurance policies, which are not tax deductible.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended March 27, 2016 was $0.4 million as compared to $0.5 million for the twelve weeks ended March 22, 2015.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of March 27, 2016, we had $30.0 million drawn under our Revolving Credit Facility and $63.1 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twelve Weeks Ended March 27, 2016	Twelve Weeks Ended March 22, 2015
Cash and cash equivalents at end of period	$63,073	$124,077
Cash provided by operating activities	11,872	38,067
Cash used in investing activities	(30,537)	(20,754)
Cash provided by (used in) financing activities	22,411	(83)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twelve weeks ended March 27, 2016 and March 22, 2015 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twelve weeks ended March 27, 2016 decreased $26.2 million to $11.9 million as compared to $38.1 million for the twelve weeks ended March 22, 2015. This decrease was primarily attributable to lower net income and increased investment in working capital. During the twelve weeks ended March 27, 2016, we made cash interest payments of $0.2 million and cash pension contributions of $1.0 million, as compared to cash interest payments of $0.2 million and cash pension contributions of $0.4 million during the twelve weeks ended March 22, 2015.

Investing Activities

Cash used in investing activities increased $9.8 million to $30.5 million for the twelve weeks ended March 27, 2016 as compared to $20.8 million in the twelve weeks ended March 22, 2015. This increase was primarily attributable to a $4.5 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format, $1.8 million of additional payments in respect of assets acquired in the Haggen Transaction and $4.5 million reduction in proceeds on sale of assets.

Financing Activities

Cash provided by (used in) financing activities increased $22.5 million to cash provided of $22.4 million for the twelve weeks ended March 27, 2016, as compared to cash used of $0.1 million for the twelve weeks ended March 22, 2015. This increase was attributable to $25.0 million in borrowings on our bank line of credit, partially offset by $3.0 million in common stock repurchases.

At March 27, 2016, we had cash and cash equivalents of $63.1 million, stockholders’ equity of $562.7 million and debt, less debt issuance costs, of $616.5 million. At March 27, 2016, we had working capital of $36.8 million as compared to $114.4 million at March 22, 2015.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of March 27, 2016, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$624,907	$30,000	$—	$594,907	$—
Interest on long-term debt	104,675	27,067	55,425	22,183	—
Operating leases	1,299,640	116,687	217,270	215,143	750,540
Total contractual obligations	$2,029,222	$173,754	$272,695	$832,233	$750,540

The primary changes in our contractual obligations as of March 27, 2016 as compared to our contractual obligations as of January 3, 2016 relate to additional operating leases entered into during the twelve weeks ended March 27, 2016 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of March 27, 2016 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate.  The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

We have a contractual obligation under our supply agreement with Unified Grocers to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement was effective as of December 2015 and expires in December 2018. The related amounts are not included in the above table.

The table above also excludes funding of pension and other postretirement benefit and postemployment obligations. See Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, to our unaudited condensed consolidated financial statements for additional information on funding of our plans.

We also have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Off Balance Sheet Arrangements

As of March 27, 2016, we had no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (‘‘U.S. GAAP’’) requires management to make estimates and assumptions that affect the reported assets, liabilities, sales and expenses in the accompanying financial statements. Critical accounting estimates are those that require the most subjective and complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations. The following are considered our most critical accounting estimates that, under different conditions or using different assumptions or estimates, could show materially different results on our financial condition and results of operations.

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

In addition to assumptions used in the Black-Scholes-Merton option pricing model, we must also estimate a forfeiture rate to calculate the share-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures and consideration of future expected forfeiture rates.

The assumptions referred to above represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If these assumptions change and different factors are used, our share-based compensation expense could be materially different in the future. We do not believe there is a reasonable likelihood that changes in the assumptions used in our estimates will have a material effect on our financial condition or results of operations in future periods. Changes in future share-based compensation expense related to these awards may result from changes in forfeiture rates. However, we do not believe there is a reasonable likelihood that such changes will be material.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates first-in, first-out (“FIFO”)) or market. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. Physical inventory counts are conducted on a recurring and frequent basis throughout the year. The provision for inventory loss is adjusted periodically to reflect updated trends of actual physical inventory count results.  Historically, our actual physical inventory count results have shown our estimates to be materially reliable. We do not believe there is a reasonable likelihood that changes in our estimates will have a material effect on our financial condition or results of operations in future periods.

The proper valuation of inventory also requires us to estimate the net realizable value of our slow-moving inventory at the end of each period. We base net realizable values upon many factors, including historical recovery rates, the aging of inventories on hand, the inventory movement of specific products and the current economic conditions. When we have determined inventory to be slow-moving, the inventory is reduced to its net realizable value by recording an obsolescence valuation allowance. We believe these risks are largely mitigated because our inventory typically turns on average in less than three months.

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

Our detailed impairment analysis involves the use of both a market value method and discounted projected future cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our Company’s market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. In the fourth quarter of fiscal year 2015, we completed our quantitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 3, 2016. Our quantitative assessment of potential goodwill impairment concluded that the fair value of the Smart & Final banner and Cash & Carry banner each exceeded their respective carrying value by over 50%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis would not result in an indication that the reporting unit’s goodwill may be impaired.

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

Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We recorded a pre-tax impairment loss related to property, plant and equipment of $1.4 million, $0.7 million and $0.8 million for the fiscal years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively, and a pre-tax impairment loss related to capitalized software of $0.3 million in each of the fiscal years ended December 28, 2014 and December 29, 2013.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and Mexico.

Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluating future taxable income, including three years of cumulative operating income (loss). Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion of all of a deferred tax asset will not be realized due to our inability to generate sufficient taxable income in future periods. Accordingly, significant judgment is required in our assessment of deferred tax assets and valuation allowances when determining the provision for income taxes and related accruals.

The calculation of our tax liabilities involves uncertainties in the application of complex tax laws and regulations in different jurisdictions. A tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, which includes resolution of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates of unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state incomes taxes and foreign withholding taxes on approximately $4.9 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

Self-Insurance

We purchase third-party insurance for risks related to workers’ compensation and general liability costs that exceed certain limits for each respective insurance program.

We are also responsible for the payment of claims less than the insured amount. We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our insurance and self-insured claims liabilities at January 3, 2016 would have affected pre-tax income by approximately $1.7 million for fiscal year 2015. Historically, periodic adjustments to our estimates have not been material.

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

Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at January 3, 2016, would have affected pre-tax income by approximately $0.3 million for fiscal year 2015.

Retirement Benefit Plans and Postretirement Benefit Plans

Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date.

The determination of our obligation and expense for retirement benefits plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in our Annual Report on Form 10-K filed with the SEC on March 15, 2016. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2014, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions resulted in an increase to our defined benefit pension, supplemental executive retirement plan (“SERP”), and postretirement benefit plan obligations and an increase in future related expense. In 2015, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 3, 2016. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

We determine the discount rate using current investment yields on high quality fixed—income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate used to determine benefit obligations for our defined benefit pension plan as of January 3, 2016 was 4.60%. The discount rate used to determine benefit obligations under our SERP as of January 3, 2016 was 3.69%. The discount rate used to determine benefit obligations under our postretirement benefit plan as of January 3, 2016 was 4.40%.

We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan’s portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long term return. For fiscal year 2015, the Company’s assumed rate of return for our defined benefit pension plan was 7.25%.

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease) increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$(16,956)/$19,390	$(19)/$32
Expected long-term return on plan assets	+/- 50 bps	—	(670)/670
SERP:
Discount rate	+/- 50 bps	(1,404)/1,515	98/(109)
Postretirement benefit plan:
Discount rate	+/- 50 bps	(969)/1,037	—

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

As prescribed by U.S. GAAP, these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon us meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable. We do not believe there is a reasonable likelihood that changes in the assumptions used in our estimate will have a material effect on our financial condition or results of our operations in future periods.

We review the relevant or significant factors affecting proper performance measures, rebates and other allowances on a recurring basis and make adjustments where the facts and circumstances dictate.

Recently Issued Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of March 27, 2016, a 1% increase in interest rates would increase our annual interest cost by approximately $2.3 million. This impact reflects any offset from our current hedging activities. If the interest rates were to decrease 1%, our annual interest cost would decrease approximately $0.1 million.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $13.2 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 27, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twelve weeks ended March 27, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On February 11, 2016, Smart & Final Stores, Inc. received a subpoena from the District Attorney for the County of Yolo, State of California, seeking information concerning our handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in the State of California.  We have provided information and are cooperating with the authorities from multiple counties in California in connection with this ongoing matter.  While a loss related to this matter is reasonably possible, at this time, we cannot reasonably estimate the possible loss or range of loss that may arise from this matter or whether this matter will have a material impact on our financial condition or operating results.

We are engaged in various other legal actions, claims and proceedings arising in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate resolution of these pending claims will have a material adverse effect on our business, financial condition, results of operation or cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to us, and any such adverse outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended January 3, 2016 filed with the SEC on March 15, 2016. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the twelve weeks ended March 27, 2016.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
January 4 to January 31, 2016	43,428	$15.58	43,428	$24,195
February 1 to February 28, 2016	136,587	15.48	136,587	22,084
February 29 to March 27, 2016	18,212	16.03	12,639	21,883
Total	198,227	$15.55	192,654

(1)                                 Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2016.

(2)                                 Average price per share includes related expense.

(3)                                 During the twelve weeks ended March 27, 2016, the Company reacquired 5,573 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of 13,849 shares of restricted stock granted to eligible employees.

(4)                                 In the third quarter 2015, our Board of Directors authorized a share repurchase program to repurchase up to $25 million of shares of our common stock. Repurchases under the share repurchase program commenced on November 20, 2015 and may occur through August 31, 2016. The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, we may acquire shares in open market transactions or privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
10.1	Amendment to Non-Qualified Stock Option Agreements, dated as of April 21, 2016, by and between Smart & Final Stores, Inc. and Martin J. Trtek*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SMART & FINAL STORES, INC.
(Registrant)

May 3, 2016	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

May 3, 2016	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)