Form 10-Q
period 2016-06-19
Smart & Final Stores, Inc.
filed 2016-07-29
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at July 25, 2016
common stock, $0.001 par value	73,903,721

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 19, 2016 (unaudited) and January 3, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and twenty-four weeks ended June 19, 2016 and June 14, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 19, 2016 and June 14, 2015 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the twenty-four weeks ended June 19, 2016 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		47

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 19, 2016	January 3, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,384	$59,327
Accounts receivable, less allowances of $444 and $454 at June 19, 2016 and January 3, 2016, respectively	28,378	27,304
Inventories	245,891	234,289
Prepaid expenses and other current assets	25,572	29,072
Deferred income taxes	22,815	22,471
Total current assets	390,040	372,463

Property, plant, and equipment:
Land	10,730	10,940
Buildings and improvements	20,021	20,441
Leasehold improvements	262,851	237,820
Fixtures and equipment	315,417	266,080
Construction in progress	17,813	19,501
	626,832	554,782
Less accumulated depreciation and amortization	206,801	174,906
	420,031	379,876

Capitalized software, net of accumulated amortization of $13,872 and $12,356 at June 19, 2016 and January 3, 2016, respectively	11,413	11,365
Other intangible assets, net	373,335	376,122
Goodwill	611,242	611,242
Equity investment in joint venture	13,576	12,763
Other assets	55,333	53,250
Total assets	$1,874,970	$1,817,081

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$212,364	$194,149
Accrued salaries and wages	31,706	33,859
Accrued expenses	85,004	77,374
Current portion of debt, less debt issuance costs	29,166	3,904
Total current liabilities	358,240	309,286

Long-term debt, less debt issuance costs	587,840	586,956
Deferred income taxes	127,580	128,752
Postretirement and postemployment benefits	115,351	117,417
Other long-term liabilities	114,382	108,099

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value; Authorized shares — 340,000,000 Issued and outstanding shares - 74,215,032 and 73,789,608 at June 19, 2016 and January 3, 2016, respectively	74	74
Additional paid-in capital	505,296	502,304
Retained earnings	73,355	70,181
Accumulated other comprehensive loss	(7,148)	(5,988)
Total stockholders’ equity	571,577	566,571
Total liabilities and stockholders’ equity	$1,874,970	$1,817,081

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended		Twenty-Four Weeks Ended
	June 19, 2016	June 14, 2015	June 19, 2016	June 14, 2015

Net sales	$1,038,281	$905,121	$1,946,734	$1,727,291
Cost of sales, buying and occupancy	881,067	763,538	1,661,169	1,463,543
Gross margin	157,214	141,583	285,565	263,748

Operating and administrative expenses	138,819	114,131	263,901	221,082
Income from operations	18,395	27,452	21,664	42,666

Interest expense, net	7,441	7,676	14,752	15,674
Loss on early extinguishment of debt	—	2,192	—	2,192
Equity in earnings of joint venture	284	392	728	907
Income before income taxes	11,238	17,976	7,640	25,707

Income tax provision	(3,432)	(6,938)	(1,472)	(9,786)
Net income	$7,806	$11,038	$6,168	$15,921

Basic earnings per share	$0.11	$0.15	$0.08	$0.22
Diluted earnings per share	$0.10	$0.14	$0.08	$0.21

Weighted average shares outstanding:
Basic	73,197,064	73,090,917	73,193,107	73,087,600
Diluted	78,907,184	76,893,066	78,976,605	76,773,674

Comprehensive income:
Net income	$7,806	$11,038	$6,168	$15,921
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(163) and $160, respectively, for twelve weeks ended; $(710) and $(754), respectively, for the twenty-four weeks ended	(244)	240	(1,065)	(1,132)
Reclassification adjustments, net of income tax expense of $2 and $27, respectively, for twelve weeks ended; $5 and $18, respectively, for twenty-four weeks ended	4	40	7	27
Foreign currency translation and employee benefit obligation adjustment	(115)	(180)	(102)	(795)
Other comprehensive (loss) income	(355)	100	(1,160)	(1,900)
Comprehensive income	$7,451	$11,138	$5,008	$14,021

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twenty-four Weeks Ended
	June 19, 2016	June 14, 2015
Operating activities
Net income	$6,168	$15,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,752	16,625
Amortization	15,035	13,159
Amortization of debt discount and debt issuance costs	1,280	1,293
Share-based compensation	3,418	4,903
Excess tax benefits related to share-based payments	—	(60)
Deferred income taxes	(811)	(1,878)
Equity in earnings of joint venture	(728)	(907)
Loss (gain) on disposal of property, plant, and equipment	65	(26)
Asset impairment	181	513
Loss on early extinguishment of debt	—	2,192
Changes in operating assets and liabilities:
Accounts receivable, net	(1,074)	2,300
Inventories	(11,602)	8,838
Prepaid expenses and other assets	2,017	14,558
Accounts payable	18,215	(4,608)
Accrued salaries and wages	(2,153)	(3,625)
Other accrued liabilities	8,682	1,813
Net cash provided by operating activities	60,445	71,011

Investing activities
Purchases of property, plant, and equipment	(70,346)	(59,350)
Proceeds from disposal of property, plant, and equipment	409	8,091
Assets acquired in Haggen Transaction	(2,227)	—
Investment in capitalized software	(1,385)	(2,674)
Other	(279)	(1,304)
Net cash used in investing activities	(73,828)	(55,237)

Financing activities
Proceeds from exercise of stock options	1,783	107
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(106)	(17)
Fees paid in conjunction with debt financing	(133)	(1,204)
Borrowings on bank line of credit	40,000	—
Payments on bank line of credit	(15,000)	—
Payments of public offering costs	—	(214)
Excess tax benefits related to share-based payments	—	60
Stock repurchases	(5,104)	—
Net cash provided by (used in) financing activities	21,440	(1,268)

Net increase in cash and cash equivalents	8,057	14,506
Cash and cash equivalents at beginning of period	59,327	106,847
Cash and cash equivalents at end of period	$67,384	$121,353

Cash paid during the period for:
Interest	$7,467	$11,443
Income taxes	$5,476	$7,022

Non-cash investing and financing activities
Software development costs incurred but not paid	$490	$49
Construction in progress costs incurred but not paid	$13,542	$12,053

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571
Issuance of restricted stock awards	390,855	—	—	—	—	—
Forfeiture of restricted stock awards	(3,750)	—	—	—	—	—
Share-based compensation	—	—	3,418	—	—	3,418
Stock option exercises	372,055	—	1,782	—	—	1,782
Vested restricted stock awards withheld on net share settlement	(6,543)	—	(106)	—	—	(106)
Net income	—	—	—	6,168	—	6,168
Stock repurchases	(327,193)	—	(2,102)	(2,994)	—	(5,096)
Other comprehensive loss	—	—	—	—	(1,160)	(1,160)
Balance at June 19, 2016	74,215,032	$74	$505,296	$73,355	$(7,148)	$571,577

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of June 19, 2016, the Company operated 306 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of June 19, 2016.

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

Other Long-Term Liabilities

Other long-term liabilities include primarily general liabilities, workers’ compensation liabilities, liabilities for the deferred compensation plan, leasehold interests and other miscellaneous long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the statements of operations and comprehensive income as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the condensed consolidated statements of operations and comprehensive income when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

Fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method. See Note 4, Debt.

Fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, were recorded as a reduction to debt and are amortized to interest expense over the respective terms of the underlying debt instruments using the effective interest method.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Company’s Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of June 19, 2016, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 99.25% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $594.9 million, compared to an indicated fair value of $590.4 million as of June 19, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

The Company’s condensed consolidated balance sheets reflect its investment in the common stock of Sprouts Farmers Market, Inc. (“Sprouts”) through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

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

3. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value. Share-based compensation cost for such award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date of the standard. Companies also have the option to apply the guidance on a modified retrospective basis for awards with performance targets outstanding on or after the beginning of the first annual period presented after the effective date of the standard. The adoption of ASU 2014-12 in the first quarter of 2016 did not have a material impact on the Company’s consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Compensation-stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. It also will allow an employer to make a policy election to account for forfeitures as they occur and to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that excess income tax benefits and deficiencies be classified in cash flows from operating activities (which we previously included in cash flows from financing activities), and that cash paid to taxing authorities arising from the withholding of shares from employees be classified in cash flows from financing activities (which is consistent with our past practice). ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not been issued, but all of the guidance must be adopted in the same period. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016. As a result of the adoption of ASU 2016-09, for the twenty-four weeks ended June 19, 2016, the Company recognized excess tax benefits as income tax benefit. An income tax benefit of $0.4 million and $0.9 million was recognized for the first quarter of 2016 and the second quarter of 2016, respectively. There was no change to retained earnings with respect to excess tax benefits. The treatment of forfeitures has not changed as the Company has elected to continue its current practice of estimating the number of forfeitures. As such, the adoption of ASU 2016-09 has no cumulative effect on retained earnings. With the adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

On March 9, 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (“ASU 2016-04”). ASU 2016-04 requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage, or the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. An entity that expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product within the scope of ASU 2016-04 is required to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. If an entity does not expect to be entitled to a breakage amount, it is required to derecognize the related liability when the likelihood of a consumer exercising its remaining rights becomes remote. Entities will apply the guidance using either a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The guidance is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-04 will have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The update amends certain guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments relate to: identifying performance obligations with respect to (a) immaterial promised goods or services, (b) shipping and handling activities and (c) identifying when promises represent performance obligations; and licensing implementation guidance with respect to (a) determining the nature of an entity’s promise in granting a license, (b) sales-based and usage-based royalties, (c) restrictions of time, geographic location, and use and (d) renewals of licenses that provide a right to use intellectual properties. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The update amends certain guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments are intended to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. The update also makes a transition technical correction stating that entities who elect to use the full retrospective transition method to adopt the new revenue standard will no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC 250-10-50-1(b)(2)); however, entities will still be required to disclose the effects on pre-adoption periods that were retrospectively adjusted. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP. The new guidance requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for annual reporting periods beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

4. Debt

Current portion of debt at June 19, 2016 and January 3, 2016 was as follows (in thousands):

	June 19, 2016	January 3, 2016
Revolving Credit Facility	$30,000	$5,000

Less:
Debt issuance costs	834	1,096
Total current portion of debt	$29,166	$3,904

Long-term debt at June 19, 2016 and January 3, 2016 was as follows (in thousands):

	June 19, 2016	January 3, 2016
Term Loan Facility	$594,907	$594,907

Less:
Debt issuance costs	(2,770)	(3,112)
Discount on debt issuance	(4,297)	(4,839)
Total long-term debt	$587,840	$586,956

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

Initially, borrowings under the Term Loan Facility bore interest at an applicable margin of 3.50% plus, at Smart & Final Stores’ option, a fluctuating rate equal to the highest of (1) the federal funds rate plus 0.50%, (2) a rate of interest published by The Wall Street Journal as the “Prime Rate,” and (3) a LIBOR loan rate based on LIBOR plus 1.00% (the “ABR Borrowings”). Eurocurrency Borrowings (as defined in the credit agreement governing the Term Loan Facility) bore interest at the adjusted LIBOR rate, which is the greater of (a) the LIBOR rate in effect for the applicable interest period divided by one, minus the Statutory Reserves (as defined in the credit agreement governing the Term Loan Facility) applicable to such Eurocurrency Borrowing, if any, and (b) 1.25% plus the applicable Eurocurrency (as defined in the credit agreement governing the Term Loan Facility) loan rate margin of 4.50%. As of June 19, 2016 and January 3, 2016, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.00%.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (defined as a rate equal to the LIBOR rate in effect for the applicable interest period, as adjusted for statutory reserves) or (2) the alternate base rate (defined as a fluctuating rate equal to the highest of (x) the federal funds effective rate plus 0.50%, (y) the interest rate announced by the administrative agent as its “Prime Rate” and (z) the adjusted LIBOR rate for an interest period of one month plus 1.00%). The applicable margin is determined by a pricing grid based on the facility availability. At June 19, 2016 and January 3, 2016, the alternate base rate was 3.50% and 3.50%, respectively, and the applicable margin for alternate base rate loans was 0.50% and 0.25%, respectively, for a total rate of 4.00% and 3.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $182.9 million and $175.1 million at June 19, 2016 and January 3, 2016, respectively. As of June 19, 2016 and January 3, 2016, the amount outstanding under the Revolving Credit Facility was $30.0 million and $5.0 million, respectively.

The Revolving Credit Facility also provides for a $50.0 million sub-limit for letters of credit, of which the Company had $25.1 million outstanding as of both June 19, 2016 and January 3, 2016. As of June 19, 2016 and January 3, 2016, the amount available for borrowing under the Revolving Credit Facility was $94.9 million and $119.9 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 19, 2016 and January 3, 2016, no trigger event had occurred.

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

As of June 19, 2016 and January 3, 2016, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	June 19, 2016	January 3, 2016
Other assets	$—	$542
Accrued expenses	(2,002)	(2,177)
Other long-term liabilities	(1,410)	—
Total derivatives designated as hedging instruments	$(3,412)	$(1,635)

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of gain reclassified from AOCI into earnings for the twenty-four weeks ended June 19, 2016 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(1,058)	$7

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at June 19, 2016
Description	Total as of June 19, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$2,035	$2,035	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,714	2,714	—	—
Other assets—deferred compensation plan investment in Sprouts	4,069	4,069	—	—
Financial liabilities
Derivatives	(3,412)	—	(3,412)	—
Other long-term liabilities—deferred compensation plan	(18,173)	(4,069)	(14,104)	—
Total	$(12,767)	$4,749	$(17,516)	$—

Level 1 Investments include money market funds of $2.0 million, market index funds of $2.7 million and an investment in Sprouts of $4.1 million, with the corresponding deferred compensation liabilities of $4.1 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $14.1 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $3.4 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 19,	June 14,	June 19,	June 14,
	2016	2015	2016	2015
Service cost	$344	$328	$668	$609
Interest cost	2,182	1,947	4,232	3,613
Expected return on plan assets	(2,160)	(2,122)	(4,188)	(3,938)
Net periodic benefit cost	$366	$153	$712	$284

During the twenty-four weeks ended June 19, 2016, the Company made a $2.6 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required contribution of $8.8 million during fiscal year 2016.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 19,	June 14,	June 19,	June 14,
	2016	2015	2016	2015
Interest cost	$267	$254	$534	$508
Net periodic benefit cost	$267	$254	$534	$508

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 19,	June 14,	June 19,	June 14,
	2016	2015	2016	2015
Service cost	$93	$93	$185	$185
Interest cost	161	161	323	323
Net periodic benefit cost	$254	$254	$508	$508

8. Income Taxes

The Company’s effective tax rate for the twenty-four weeks ended June 19, 2016 and June 14, 2015 was 19.3% and 38.1%, respectively. The difference in the Company’s effective tax rate for the twenty-four weeks ended June 19, 2016 compared to the twenty-four weeks ended June 14, 2015 was primarily related to discrete excess tax benefits of $1.3 million from stock award exercises and vesting, as a result of the Company’s early adoption of a new accounting standard that requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement in the second quarter of 2016. See Note 3, Recent Accounting Pronouncements — Recently Adopted Accounting Pronouncements. The adoption of this new accounting standard did not require adjustment of periods prior to the first quarter of 2016. Of the $1.3 million tax benefit resulting from the adoption of this new accounting standard, approximately $0.4 million related to the 2016 first quarter and $0.9 million related to the 2016 second quarter. Accordingly, the adoption caused the first quarter rate to change and be adjusted from a tax benefit of 43.9% to a tax benefit of 54.5%. The tax rate for the 2016 second quarter was 39.0% prior to the adoption and 30.5% subsequent to the adoption. The tax rate for the twenty-four weeks ended June 19, 2016 was 36.7% prior to the adoption and 19.3% subsequent to the adoption.

SFSI or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of June 19, 2016 include fiscal years 2009 through 2015 for state purposes and 2007 through 2015 for federal purposes.

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

On May 6, 2016, 390,855 shares of restricted stock were granted to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest in equal tranches of 25% over a four-year period from the grant date, these grants vest in equal tranches of 33 1/3% each year over a three-year period from the grant date. During the twenty-four weeks ended June 19, 2016, 6,543 shares of restricted stock have been retained by the Company to offset the grantee’s minimum income tax obligations in connection with the vesting of such awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twenty-four weeks ended June 19, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2016	559,136	$10.86
Granted	390,855	15.65
Forfeited	(3,750)	12.00
Vested	(16,474)	12.49
Outstanding at June 19, 2016	929,767	$12.84

The Company recorded share-based compensation expense related to the restricted stock awards of $0.9 million and $0.9 million for the twelve weeks ended June 19, 2016 and June 14, 2015, respectively, and $1.4 million and $1.7 million for the twenty-four weeks ended June 19, 2016 and June 14, 2015, respectively. As of June 19, 2016, the unrecognized compensation cost was $7.1 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.78 years.

On May 6, 2016, stock options to purchase up to 579,431 shares of Common Stock were granted to certain management employees under the 2014 Incentive Plan. These awards vest in equal installments of 25% each year over a four-year period from the grant date subject to continuous employment with the Company. On April 21, 2016, SFSI’s board of directors authorized and approved the modification of the exercise provisions of options granted to one management employee participant. Under the amendment, if the participant’s termination is due to retirement, the portion of the option that is vested and exercisable on the date of the participant’s termination may be exercised by the participant at any time within a period beginning on the date of termination and ending on the earlier of (i) two years after the date of such termination and (ii) the expiration date of the stated term of the option, after which any unexercised portion of the option shall terminate.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the twenty-four weeks ended June 19, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,093,918	$12.06
Granted	579,431	15.65
Forfeited	(50,000)	12.00
Exercised	—	—
Expired	—	—
Outstanding at June 19, 2016	2,623,349	$12.85	8.63 years	$7,357
Exercisable at June 19, 2016	344,081	$12.00	8.26 years	$1,256

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of June 19, 2016 was $15.65.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $0.6 million and $0.7 million for the twelve weeks ended June 19, 2016 and June 14, 2015, respectively, and $1.2 million and $1.6 million for the twenty-four weeks ended June 19, 2016 and June 14, 2015, respectively. As of June 19, 2016, the unrecognized compensation cost was $6.0 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.29 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the twenty-four weeks ended June 19, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	5,253,610	$6.59
Forfeited	(33,592)	6.59
Exercised	(217,546)	6.71
Cancelled	—	—
Expired	—	—
Outstanding at June 19, 2016	5,002,472	$6.58	6.63 years	$45,374
Exercisable at June 19, 2016	2,964,380	$6.58	6.63 years	$26,899

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants. The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $0.4 million and $0.8 million for the twelve weeks ended June 19, 2016 and June 14, 2015, respectively, and $0.9 million and $1.6 million for the twenty-four weeks ended June 19, 2016 and June 14, 2015, respectively. As of June 19, 2016, the unrecognized compensation cost was $1.6 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 1.09 years.

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

The following table summarizes the Rollover Option activity for the twenty-four weeks ended June 19, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,700,850	$2.26
Forfeited	—	—
Exercised	(154,509)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at June 19, 2016	2,546,341	$2.27	1.64 years	$34,069
Exercisable at June 19, 2016	2,546,341	$2.27	1.64 years	$34,069

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the twenty-four weeks ended June 19, 2016 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)
OCI before reclassification	—	(1,065)	(102)	(1,167)
Amounts reclassified out of AOCI	—	7	—	7
Net current period OCI	—	(1,058)	(102)	(1,160)
Balance at June 19, 2016	$(3,000)	$(2,080)	$(2,068)	$(7,148)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the twenty-four weeks ended June 19, 2016 (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Loss on cash flow hedges
Interest rate swaps	$12	Interest income, net
	12	Total before income taxes
	5	Income tax expense
	$7	Reclassification adjustments, net of tax
Total reclassifications for the twenty-four weeks ended June 19, 2016	$7	Total reclassifications, net of tax

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

For the twelve weeks ended June 19, 2016, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$811,754	$226,527	$—	$1,038,281
Cost of sales, distribution and store occupancy	685,129	193,579	2,359	881,067
Operating and administrative expenses	108,041	15,225	15,553	138,819
Income (loss) from operations	$18,584	$17,723	$(17,912)	$18,395
As of June 19, 2016:
Total assets	$1,655,866	$328,355	$(109,251)	$1,874,970
Intercompany receivable (payable)	$196,896	$(12,931)	$(183,965)	$—
Investment in joint venture	$—	$—	$13,576	$13,576
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended June 19, 2016:
Capital expenditures	$40,524	$824	$1,470	$42,818
Assets acquired in Haggen Transaction	$426	$—	$—	$426
Depreciation and amortization	$16,499	$850	$1,904	$19,253

For the twelve weeks ended June 14, 2015, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$687,353	$217,768	$—	$905,121
Cost of sales, distribution and store occupancy	574,217	187,208	2,113	763,538
Operating and administrative expenses	82,399	14,632	17,100	114,131
Income (loss) from operations	$30,737	$15,928	$(19,213)	$27,452
For the twelve weeks ended June 14, 2015:
Capital expenditures	$33,183	$2,641	$1,817	$37,641
Depreciation and amortization	$12,622	$729	$1,932	$15,283

For the twenty-four weeks ended June 19, 2016, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,521,068	$425,666	$—	$1,946,734
Cost of sales, distribution and store occupancy	1,291,811	364,696	4,662	1,661,169
Operating and administrative expenses	203,241	30,050	30,610	263,901
Income (loss) from operations	$26,016	$30,920	$(35,272)	$21,664
For the twenty-four weeks ended June 19, 2016:
Capital expenditures	$67,123	$1,886	$2,722	$71,731
Assets acquired in Haggen Transaction	$2,227	$—	$—	$2,227
Depreciation and amortization	$31,251	$1,706	$3,830	$36,787

For the twenty-four weeks ended June 14, 2015, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,316,189	$411,102	$—	$1,727,291
Cost of sales, distribution and store occupancy	1,104,837	354,515	4,191	1,463,543
Operating and administrative expenses	160,646	28,519	31,917	221,082
Income (loss) from operations	$50,706	$28,068	$(36,108)	$42,666
For the twenty-four weeks ended June 14, 2015:
Capital expenditures	$54,050	$4,319	$3,655	$62,024
Depreciation and amortization	$24,501	$1,406	$3,877	$29,784

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

			Twenty-four
	Twelve Weeks Ended		Weeks Ended
	June 19,	June 14,	June 19,	June 14,
	2016	2015	2016	2015

Net income	$7,806	$11,038	$6,168	$15,921

Weighted average shares outstanding for basic EPS	73,197,064	73,090,917	73,193,107	73,087,600
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	5,710,120	3,802,149	5,783,498	3,686,074
Weighted average shares and share equivalents outstanding for diluted EPS	78,907,184	76,893,066	78,976,605	76,773,674

Basic earnings per share	$0.11	$0.15	$0.08	$0.22
Diluted earnings per share	$0.10	$0.14	$0.08	$0.21

Potentially dilutive securities representing 338,703 shares of Common Stock for the twelve weeks ended June 19, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 183,499 shares of Common Stock for the twenty-four weeks ended June 19, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

The Company elected early adoption of ASU 2016-09 in the second quarter of 2016. Under the new guidance, the Company no longer records excess tax benefits in additional paid-in capital (APIC). Instead, the Company recognizes all excess tax benefits (“windfalls”) as income tax expense or benefit in the income statement. As a result of including income tax effects from windfalls in income tax expense, the calculation of both basic and diluted earnings per share was affected. Under the treasury stock method used to calculate diluted earnings per share, windfalls are included in the proceeds assumed to be used to purchase shares. Under the new guidance, windfalls are recognized in net income and thus no longer included in assumed proceeds under the treasury stock method. In effect, fewer shares are assumed to be repurchased. This generally increases the dilutive effect of share options and restricted stock.

The following table sets forth the changes in the basic and diluted loss per share calculation for the twelve weeks ended March 27, 2016 (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 27, 2016	March 27, 2016
	(As adjusted)	(As reported)

Net loss	$(1,638)	$(2,018)
Weighted average shares outstanding for basic EPS	73,189,149	73,189,149
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	—	—
Weighted average shares and share equivalents outstanding for diluted EPS	73,189,149	73,189,149
Basic loss per share	$(0.02)	$(0.03)
Diluted loss per share	$(0.02)	$(0.03)

As a result of the adoption of ASU 2016-09, potentially dilutive securities representing 5,885,169 shares of Common Stock for the twelve weeks ended March 27, 2016 were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

14. Haggen Transaction

On October 2, 2015, Smart & Final Stores entered into an Asset Purchase Agreement with Haggen whereby Smart & Final Stores agreed to become a “stalking horse bidder” to acquire certain assets, including 28 store leases and related assets, of Haggen. On November 24, 2015 and December 22, 2015, Smart & Final Stores entered into additional Asset Purchase Agreements to acquire five more store leases and related assets of Haggen (all collectively, the “Asset Purchase Agreements” and the transactions, collectively, the “Haggen Transaction”). The initial purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015. During the twenty-four weeks ended June 19, 2016, the purchase price was increased for additional acquisition-related transaction costs and adjustments of $0.5 million.

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

Pursuant to the Asset Purchase Agreements, the Company acquired certain leasehold interests in California, as well as associated improvements, fixtures, equipment, permits and licenses of Haggen. Haggen retained inventory, pharmacy assets, prescription files and certain other assets with respect to each of the stores. Prior to closing of the transaction, store operations were ceased and no customer base, employee base, market distribution system, operating rights (other than liquor licenses), physical facilities (other than the store lease and related fixed assets/equipment), or processes were acquired for value. As of June 19, 2016, the Company has reopened the 33 stores under its Extra! store format. The Haggen Transaction did not meet the definition of a business acquisition and was accounted for as an asset acquisition using a cost accumulation approach. The total consideration paid was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. The determination of fair value used to allocate the total consideration paid is based on various factors including quoted market prices, expected future cash flows, current replacement costs, market rate assumptions, useful lives and appropriate discount and growth rates.

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

During the twenty-four weeks ended June 19, 2016, the Company repurchased 327,193 shares of its common stock through open market purchases for an aggregate cost of $5.1 million. The repurchased shares are no longer deemed issued and outstanding.

16. Subsequent Events

On July 20, 2016 (the “Effective Date”) SFSI entered into an amended and restated employment agreement with David G. Hirz which provided, among other provisions, for Mr. Hirz to: (a) serve as the President and Chief Executive Officer of the Company for a three-year term from the Effective Date with automatic one-year extensions, (b) be nominated to serve as a director on the Company’s board of directors for so long as he remains employed by the Company, (c) be compensated through base salary, bonus, benefits and expense reimbursement and (d) be considered for an annual grant of equity awards on terms determined by the SFSI’s board of directors or the Compensation Committee.

On July 19, 2016, the Company amended the Revolving Credit Facility to provide financing of up to $200 million (including up to $65 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.

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

•      our failure to successfully operate store properties acquired from Haggen could adversely affect our business and operating results;

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

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of June 19, 2016, we operated 306 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the twenty-four weeks ended June 19, 2016, our Smart & Final and Cash & Carry segments represented approximately 78.1% and 21.9%, respectively, of our consolidated sales compared with 76.2% and 23.8%, respectively, for the twenty-four weeks ended June 14, 2015.

Our Smart & Final segment is based in Commerce, California and includes, as of June 19, 2016, 90 legacy Smart & Final stores and 161 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of June 19, 2016, 55 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. For the Smart & Final banner, our current plan is to achieve 10% unit store growth each year. We had the opportunity to pursue accelerated development of Smart & Final Extra! stores in fiscal 2016 through the acquisition of 33 store leases and related assets in central and Southern California previously operated under the Haggen banner. Of these 33 store properties, we opened 29 new stores and relocated four existing legacy stores into acquired locations in the twenty-four weeks ended June 19, 2016. Additionally, we opened one additional new Extra! store in the first two quarters of 2016. Our fiscal 2016 store development plans also include an anticipated five additional new Extra! stores, two of which will be relocations of legacy stores. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open four new Cash & Carry stores in fiscal 2016.

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

During the twenty-four weeks ended June 19, 2016, the Company opened 30 new Extra! format stores and relocated four legacy Smart & Final stores which reopened under the Extra! format.  These new and relocated stores were concentrated in key central and Southern California markets where the Company has an established base of stores.  As a result of the increased density, certain new store openings had an impact on the sales of nearby stores which negatively impacted comparable sales growth.  Additionally, sales transferred from existing stores to new stores typically were more profitable at the more mature existing store than at the less mature new store.

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

As of June 19, 2016, we had a portfolio of 3,100 private label items, which represented 28% of our Smart & Final banner sales for the twenty-four weeks ended June 19, 2016. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

In recent inflationary periods, market dynamics have generally allowed us to pass through most cost increases to customers.  Beginning in the second quarter of 2015 and continuing through the second quarter of 2016, we have experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers which have negatively impacted sales growth.  This in turn has negatively affected the results of operations as certain elements of operating costs do not change with product selling prices.

We estimate that the applicable deflation rate for the first half of 2016 has been approximately 1.3% and we currently anticipate that the deflation rate will be 2.0% in the second half of 2016.  Deflation negatively affects our sales and comparable sales rates, as well as negatively impacting our income from operations due to the deleveraging impact of lower sales on our overall cost structure.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of June 19, 2016, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

During the second quarter of 2015, we amended the Term Loan Facility to, among other things; decrease the applicable margin from 3.75% to 3.25%. We recorded a $2.2 million loss on the early extinguishment of debt in the second quarter of 2015. We also amended our Interest Rate Swap Agreement, effective June 30, 2015, to fix the LIBOR component of interest under the Term Loan Facility at 1.47675% and to mirror the Term Loan Facility’s floor rate of 0.75%.

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

Early Adoption of ASU 2016-09

We elected early adoption of ASU 2016-09 in the second quarter of 2016. As a result of the adoption of ASU 2016-09, for the twenty-four weeks ended June 19, 2016, we recognized excess tax benefits related to stock option exercises and vesting of restricted stock as income tax benefit. An income tax benefit of $0.4 million and $0.9 million was recognized for the first quarter of 2016 and the second quarter of 2016, respectively. There was no change to retained earnings with respect to excess tax benefits. The treatment of forfeitures has not changed as we have elected to continue our current practice of estimating the number of forfeitures. As such, the adoption of ASU 2016-09 has no cumulative effect on retained earnings. With the adoption of ASU 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended				Twenty-Four Weeks Ended
	June 19, 2016		June 14, 2015		June 19, 2016		June 14, 2015
	(Dollars in thousands, except per share)
Net sales	$1,038,281	100.0%	$905,121	100.0%	$1,946,734	100.0%	$1,727,291	100.0%
Cost of sales, buying and occupancy	881,067	84.9%	763,538	84.4%	1,661,169	85.3%	1,463,543	84.7%
Gross margin	157,214	15.1%	141,583	15.6%	285,565	14.7%	263,748	15.3%
Operating and administrative expenses	138,819	13.3%	114,131	12.6%	263,901	13.6%	221,082	12.8%
Income from operations	18,395	1.8%	27,452	3.0%	21,664	1.1%	42,666	2.5%
Interest expense, net	7,441	0.7%	7,676	0.8%	14,752	0.7%	15,674	0.9%
Loss on early extinguishment of debt	—	—%	2,192	0.2%	—	—%	2,192	0.1%
Equity in earnings of joint venture	284	—%	392	—%	728	—%	907	—%
Income before income taxes	11,238	1.1%	17,976	2.0%	7,640	0.4%	25,707	1.5%
Income tax provision	(3,432)	(0.3)%	(6,938)	(0.8)%	(1,472)	(0.1)%	(9,786)	(0.6)%
Net income	$7,806	0.8%	$11,038	1.2%	$6,168	0.3%	$15,921	0.9%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.11		$0.15		$0.08		$0.22
Net income per share - Diluted	$0.10		$0.14		$0.08		$0.21

Other Operating Data

Comparable store sales growth	(0.3)%		3.5%		0.8%		4.8%
Smart & Final banner	(0.6)%		3.2%		0.9%		4.0%
Cash & Carry banner	0.4%		4.7%		0.3%		7.2%
Stores at end of period	306		263		306		263
Smart & Final banner	251		210		251		210
Extra! format	161		111		161		111
Cash & Carry banner	55		53		55		53

Twelve Weeks Ended June 19, 2016 Compared to the Twelve Weeks Ended June 14, 2015

Net Sales

Net sales for the twelve weeks ended June 19, 2016 increased $133.2 million, or 14.7%, to $1,038.3 million as compared to $905.1 million for the twelve weeks ended June 14, 2015. This increase in net sales was attributable to net sales of $136.3 million from the opening of 30 net new stores in the twenty-four weeks ended June 19, 2016 and 22 new stores in fiscal year 2015, partially offset by comparable store sales decline of $3.1 million in our store banners.

For the twelve weeks ended June 19, 2016, comparable store sales decreased 0.3% as compared to the twelve weeks ended June 14, 2015. This decrease in comparable store sales was attributable to a decrease in comparable average transaction size of 0.7% partially offset by an increase in comparable transaction count of 0.4%.

For the twelve weeks ended June 19, 2016, net sales for our Smart & Final segment increased $124.4 million, or 18.1%, to $811.8 million as compared to $687.4 million for the twelve weeks ended June 14, 2015. Comparable store sales for our Smart & Final segment decreased 0.6% as compared to the twelve weeks ended June 14, 2015, attributable to a decrease in comparable transaction size of 1.0% partially offset by an increase in comparable transaction count of 0.4%.

For the twelve weeks ended June 19, 2016, net sales for our Cash & Carry segment increased $8.7 million, or 4.0%, to $226.5 million as compared to $217.8 million for the twelve weeks ended June 14, 2015. Comparable store sales for our Cash & Carry segment increased 0.4% as compared to the twelve weeks ended June 14, 2015, attributable to an increase in comparable transaction count of 0.1% and an increase in comparable transaction size of 0.3%.

Beginning in the second quarter of 2015 and continuing through the second quarter of 2016, we have experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers that have negatively impacted sales growth in both total sales and comparable store sales.  In comparable store sales, we believe that the principal effect of deflation is evidenced in the average comparable sales transaction size.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores.  In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

In addition to the negative effect on our sales and comparable store sales rates, we believe that deflation also negatively impacts our results of operations due to the deleveraging impact of lower sales on our overall cost structure.  In gross margin, the effects include certain elements of distribution and occupancy costs which are not related to the prices of products processed and sold.  In operating and administrative expenses, the effects include certain elements of store operations costs which are based on units of products processed and sold.

The impacts from deflation including effects on sales and cost structure, and sales transfer from existing to new stores as a result of store development activity, are also applicable to our twenty-four week period ending June 19, 2016.

Gross Margin

Gross margin for the twelve weeks ended June 19, 2016 increased $15.6 million, or 11.0%, to $157.2 million as compared to $141.6 million for the twelve weeks ended June 14, 2015. The increase in gross margin attributable to increased sales was $20.8 million, partially offset by a $5.2 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 15.1% for the twelve weeks ended June 19, 2016 as compared to 15.6% for the twelve weeks ended June 14, 2015. Compared to the twelve weeks ended June 14, 2015, gross margin as a percentage of sales for the twelve weeks ended June 19, 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.15% (consisting of a 0.45% increase related to our Smart & Final segment partially offset by a 0.30% decrease related to our Cash & Carry segment). Warehouse and transportation costs as a percentage of sales decreased 0.06% (representing a 0.08% decrease related to our Cash & Carry segment, partially offset by a 0.02% increase related to our Smart & Final segment). Store occupancy costs as a percentage of sales increased 0.70% primarily attributable to our Smart & Final segment (including 0.77% related to the acquired Haggen store locations and 0.33% related to 2015 new store locations, partially offset by a 0.38% decrease related to store locations opened prior to 2015). Of the 0.77% increase in store occupancy costs related to the acquired Haggen store locations, 0.09% of the increase was related to pre-opening lease costs. The overall increase to store occupancy costs is primarily due to increased lease and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended June 19, 2016 increased $24.7 million, or 21.6%, to $138.8 million, as compared to $114.1 million for the twelve weeks ended June 14, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted $4.7 million of this increase. The increase in operating and administrative expenses, excluding Haggen related pre-opening expenses, was primarily due to $13.4 million of increased wages, fringe benefits and incentive bonus costs, $5.9 million of increased other store direct expenses, $2.1 million of increased marketing costs in support of our new store openings and other marketing initiatives, and $0.9 million in other expenses, partially offset by a $1.3 million decrease in public company costs, which included $0.9 million of costs in the second quarter of 2015 related to our secondary public offering. Other decreases in operating and administrative expenses included $0.5 million decreased expense associated with increased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and a decrease of $0.6 million in share-based compensation expense associated with our equity compensation program.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended June 19, 2016 increased 0.7% to 13.3% as compared to 12.6% for the twelve weeks ended June 14, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted 0.46% of this increase. Operating and administrative expenses, excluding Haggen related pre-opening expenses, as a percentage of sales, increased by 0.31% due to increased wages, benefits and incentive bonuses (including 0.52% increase related to our Smart & Final segment partially offset by a 0.12% decrease related to our Cash & Carry segment), 0.23% of the increase was due to increased other store direct expenses (including a 0.27% increase related to our Smart & Final segment, partially offset by a 0.04% decrease related to our Cash & Carry segment) and 0.08% was related to increased marketing costs (including 0.07% in our Smart & Final segment, 0.01% in our Cash & Carry segment). These increases were partially offset by a 0.15% decrease in public company costs, 0.05% due to decreased expense associated with increased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and a 0.09% decrease associated with the decreased share-based compensation expense associated with our equity compensation program.

Interest Expense, Net

Interest expense for the twelve weeks ended June 19, 2016 decreased $0.3 million, or 3.1%, to $7.4 million as compared to $7.7 million for the twelve weeks ended June 14, 2015. This decrease in interest expense was due to a lower average effective interest rate, partially offset by increased average debt outstanding. The lower average effective interest rate was primarily the result of our amendment to our Term Loan Facility in the second quarter of 2015.

Income Tax Provision

Our income tax provision for the twelve weeks ended June 19, 2016 decreased $3.5 million to $3.4 million as compared to $6.9 million for the twelve weeks ended June 14, 2015. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended June 19, 2016 was 31.3% as compared to 39.5% for the twelve weeks ended June 14, 2015. The change in the effective income tax rate for the twelve weeks ended June 19, 2016 reflects the permanent differences relating primarily from the excess tax benefits deducted as a result of the early adoption of ASU 2016-09, and changes to the cash surrender value of corporate-owned life insurance policies, which are not tax deductible.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended June 19, 2016 was $0.3 million as compared to $0.4 million for the twelve weeks ended June 14, 2015.

Twenty-four Weeks Ended June 19, 2016 Compared to the Twenty-four Weeks Ended June 14, 2015

Net Sales

Net sales for the twenty-four weeks ended June 19, 2016 increased $219.4 million, or 12.7%, to $1,946.7 million as compared to $1,727.3 million for the twenty-four weeks ended June 14, 2015. This increase in net sales was attributable to the net sales of $206.4 million from the opening of 30 net new stores in the twenty-four weeks ended June 19, 2016 and 22 new stores in fiscal year 2015 and comparable store sales growth of $13.1 million in our store banners.

Comparable store sales for the twenty-four weeks ended June 19, 2016 increased 0.8% as compared to the twenty-four weeks ended June 14, 2015. This increase in comparable store sales was attributable to an increase of 1.4% in comparable transaction count, partially offset by a decrease in comparable average transaction size of 0.6%.

For the twenty-four weeks ended June 19, 2016, net sales for our Smart & Final segment increased $204.9 million, or 15.6%, to $1,521.1 million as compared to $1,316.2 million for the twenty-four weeks ended June 14, 2015. Comparable store sales for our Smart & Final segment increased 0.9% as compared to the twenty-four weeks ended June 14, 2015, primarily attributable to an increase in comparable transaction count of 1.6%, partially offset by a decrease in comparable transaction size of 0.7%.

For the twenty-four weeks ended June 19, 2016, net sales for our Cash & Carry segment increased $14.6 million, or 3.5%, to $425.7 million as compared to $411.1 million for the twenty-four weeks ended June 14, 2015. Comparable store sales for our Cash & Carry segment increased 0.3% as compared to the twenty-four weeks ended June 14, 2015, attributable to a decrease in comparable transaction count of 0.2%, offset by an increase in comparable transaction size of 0.5%.

Gross Margin

Gross margin for the twenty-four weeks ended June 19, 2016 increased $21.9 million, or 8.3%, to $285.6 million as compared to $263.7 million for the twenty-four weeks ended June 14, 2015. The increase in gross margin attributable to increased sales was $33.5 million, partially offset by an $11.7 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.7% for the twenty-four weeks ended June 19, 2016 compared to 15.3% for the twenty-four weeks ended June 14, 2015. Compared to the twenty-four weeks ended June 14, 2015, gross margin as a percentage of sales for the twenty-four weeks ended June 19, 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.23% (including a 0.44% increase related to our Smart & Final segment partially offset by a 0.21% decrease related to our Cash & Carry segment). Improvements in gross margin rate were offset by increased warehouse and transportation costs as a percentage of sales, accounting for a 0.06% decrease (representing a 0.10% decrease related to our Smart & Final segment, partially offset by a 0.04% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.77% which was primarily attributable to our Smart & Final segment (including 0.74% related to the acquired Haggen store locations and 0.39% increase related to 2015 new store locations, partially offset by a 0.34% decrease related to store locations opened prior to 2015). Of the 0.74% increase in store occupancy costs related to the acquired Haggen store locations, 0.27% of the increase was related to pre-opening lease costs. The overall increase to store occupancy costs is primarily due to increased lease and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the twenty-four weeks ended June 19, 2016 increased $42.8 million, or 19.4%, to $263.9 million, as compared to $221.1 million for the twenty-four weeks ended June 14, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted $9.1 million of this increase. The increase in operating and administrative expenses, excluding Haggen related pre-opening expenses, was primarily due to $23.2 million of increased wages, fringe benefits and incentive bonus costs, $9.4 million of increased other store direct expenses, $2.4 million of increased marketing costs in support of our new stores and other marketing initiatives, $1.3 million in other expenses, and $0.2 million increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, partially offset by a decrease of $1.5 million in share-based compensation expense associated with our equity compensation program and a $1.3 million decrease in public company costs which included costs related to our secondary stock offering in the twenty-four weeks ended June 14, 2015.

As a percentage of sales, operating and administrative expenses for the twenty-four weeks ended June 19, 2016 increased 0.8% to 13.6% as compared to 12.8% for the twenty-four weeks ended June 14, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted 0.47% of this increase. Operating and administrative expenses, excluding Haggen related pre-opening expenses, as a percentage of sales increased by 0.30% due to increased wages, benefits and incentive bonuses (including 0.47% increase related to our Smart & Final segment partially offset by a 0.09% decrease related to our Cash & Carry segment), 0.18% of the increase was due to increased other store direct expenses (including a 0.19% increase related to our Smart & Final segment and a 0.02% increase related to our Cash & Carry segment), 0.01% of the increase was due to an increase in marketing costs (including 0.02% in our Smart & Final segment, partially offset by 0.01% decrease in our Cash & Carry segment), 0.01% of the increase was due to increased expense associated with decreased cash surrender values on corporate-owned life insurance policies and other expenses of the SERP. These increases were partially offset by an 0.11% decrease associated with the recognition of share-based compensation expense associated with our equity compensation program and a 0.09% decrease related to decreased public company costs.

Interest Expense, Net

Interest expense for the twenty-four weeks ended June 19, 2016 decreased $0.9 million, or 5.9%, to $14.8 million as compared to $15.7 million for the twenty-four weeks ended June 14, 2015. This decrease in interest expense was due to a lower average effective interest rate, partially offset by increased average debt outstanding. The lower average effective interest rate was primarily the result of our amendment to our Term Loan Facility in the second quarter of 2015.

Income Tax Provision

Our income tax provision for the twenty-four weeks ended June 19, 2016 decreased $8.3 million to $1.5 million as compared to $9.8 million for the twenty-four weeks ended June 14, 2015. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twenty-four weeks ended June 19, 2016 was 21.3% as compared to 39.5% for the twenty-four weeks ended June 14, 2015. The change in the effective income tax rate for the twenty-four weeks ended June 19, 2016 reflects the permanent differences relating primarily from the excess tax benefits deducted, as a result of the early adoption of ASU 2016-09, and changes to the cash surrender value of corporate-owned life insurance policies, which are not tax deductible.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twenty-four weeks ended June 19, 2016 was $0.7 million as compared to $0.9 million for the twenty-four weeks ended June 14, 2015.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of June 19, 2016, we had $30.0 million drawn under our Revolving Credit Facility and $67.4 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twenty-four Weeks Ended June 19, 2016	Twenty-four Weeks Ended June 14, 2015
Cash and cash equivalents at end of period	$67,384	$121,353
Cash provided by operating activities	60,445	71,011
Cash used in investing activities	(73,828)	(55,237)
Cash provided by (used in) financing activities	21,440	(1,268)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twenty-four weeks ended June 19, 2016 and June 14, 2015 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twenty-four weeks ended June 19, 2016 decreased $10.6 million to $60.4 million as compared to $71.0 million for the twenty-four weeks ended June 14, 2015. This decrease was primarily attributable to lower net income and increased investment in working capital. During the twenty-four weeks ended June 19, 2016, we made cash interest payments of $7.5 million and cash pension contributions of $2.6 million, as compared to cash interest payments of $11.4 million and cash pension contributions of $2.0 million during the twenty-four weeks ended June 14, 2015.

Investing Activities

Cash used in investing activities increased $18.6 million to $73.8 million for the twenty-four weeks ended June 19, 2016 as compared to $55.2 million in the twenty-four weeks ended June 14, 2015. This increase was primarily attributable to a $9.7 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format, $2.2 million of additional payments in respect of assets acquired in the Haggen Transaction and $7.7 million reduction in proceeds on sale of assets, partially offset by a $1.0 million reduction in other investments.

Financing Activities

Cash provided by (used in) financing activities increased $22.7 million to cash provided of $21.4 million for the twenty-four weeks ended June 19, 2016, as compared to cash used of $1.3 million for the twenty-four weeks ended June 14, 2015. This increase was attributable to $25.0 million in net borrowings on our bank line of credit and $1.8 million of proceeds from stock option exercises, partially offset by $5.1 million used in common stock repurchases.

At June 19, 2016, we had cash and cash equivalents of $67.4 million, stockholders’ equity of $571.6 million and debt, less debt issuance costs, of $617.0 million. At June 19, 2016, we had working capital of $31.8 million as compared to $111.8 million at June 14, 2015.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of June 19, 2016, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$624,907	$30,000	$—	$594,907	$—
Interest on long-term debt	94,185	26,995	51,488	15,702	—
Operating leases	1,435,733	117,977	238,368	242,283	837,105
Total contractual obligations	$2,154,825	$174,972	$289,856	$852,892	$837,105

The primary changes in our contractual obligations as of June 19, 2016 as compared to our contractual obligations as of January 3, 2016 relate to additional operating leases entered into during the twenty-four weeks ended June 19, 2016 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of June 19, 2016 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off Balance Sheet Arrangements

As of June 19, 2016, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. In accordance with ASC 718 as updated by ASU 2016-09, share-based compensation is recognized in the statements of operations and comprehensive income as compensation expense based on the award fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

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

In addition to assumptions used in the Black-Scholes-Merton option pricing model, we also estimate a forfeiture rate to calculate the share-based compensation cost for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures and consideration of future expected forfeiture rates.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state incomes taxes and foreign withholding taxes on approximately $5.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

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

We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan’s portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments has historically generated a greater long-term return. For fiscal year 2015, the Company’s assumed rate of return for our defined benefit pension plan was 7.25%.

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)/ increase	Expense (decrease)/ increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$(16,956)/$19,390	$(19)/$32
Expected long-term return on plan assets	+/- 50 bps	—	(670)/670
SERP:
Discount rate	+/- 50 bps	(1,404)/1,515	98/(109)
Postretirement benefit plan:
Discount rate	+/- 50 bps	(969)/1,037	—

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

Commodity Risk

We are subject to volatility in food and non-food costs as a result of market risk associated with the prices of commodities which we purchase and sell.  Beginning in the second quarter of 2015 and continuing through the second quarter of 2016, we have experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to our customers.  Although we typically are able to mitigate cost volatility, our ability to continue to do so, either in whole or in part, may be limited by the competitive environment we operate in.

Interest Rate Market Risk

Based on our variable rate debt balance as of June 19, 2016, a 1% increase in interest rates would increase our annual interest cost by approximately $2.0 million. This impact reflects any offset from our current hedging activities. There would be no impact if the interest rates were to decrease 1% due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $13.6 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 19, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twenty-four weeks ended June 19, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the twelve weeks ended June 19, 2016.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
March 28 to April 24, 2016	—	$—	—	$21,883
April 25 to May 22, 2016	46,052	15.66	46,052	21,163
May 23 to June 19, 2016	89,457	15.72	88,487	19,774
Total	135,509	$15.70	134,539

(1)                                 Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2016.

(2)                                 Average price per share includes related expense.

(3)                                 During the twelve weeks ended June 19, 2016, the Company reacquired 970 shares of common stock to satisfy tax withholding Obligation in connection with the vesting of 2,625 shares of restricted stock granted to eligible employees.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
10.1	Amended and Restated Employment Agreement, made as of July 20, 2016, by and among Smart & Final Stores, Inc. and David G. Hirz.*
10.2	Third Amendment to Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).*
10.3	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).*
10.4	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).*
10.5	Amendment to Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).*
10.6

Second Amendment to the Revolving Credit Agreement, dated as of July 19, 2016, among SF CC Intermediate Holdings, Inc., Smart & Final Inc., Smart & Final Stores LLC, the Co-Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.*

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

SMART & FINAL STORES, INC.
(Registrant)

July 28, 2016	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

July 28, 2016	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)