Form 10-Q
period 2016-10-09
Smart & Final Stores, Inc.
filed 2016-11-17
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 9, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at November 15, 2016
common stock, $0.001 par value	72,631,989

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 9, 2016 (unaudited) and January 3, 2016	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen and forty weeks ended October 9, 2016 and October 4, 2015 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 9, 2016 and October 4, 2015 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the forty weeks ended October 9, 2016 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	October 9, 2016	January 3, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,043	$59,327
Accounts receivable, less allowances of $435 and $454 at October 9, 2016 and January 3, 2016, respectively	30,304	27,304
Inventories	255,475	234,289
Prepaid expenses and other current assets	34,388	29,072
Deferred income taxes	22,502	22,471
Assets held for sale	3,254	—
Total current assets	399,966	372,463

Property, plant, and equipment:
Land	9,259	10,940
Buildings and improvements	17,691	20,441
Leasehold improvements	283,214	237,820
Fixtures and equipment	338,481	266,080
Construction in progress	14,240	19,501
	662,885	554,782
Less accumulated depreciation and amortization	230,023	174,906
	432,862	379,876

Capitalized software, net of accumulated amortization of $14,912 and $12,356 at October 9, 2016 and January 3, 2016, respectively	11,292	11,365
Other intangible assets, net	371,130	376,122
Goodwill	611,242	611,242
Equity investment in joint venture	14,090	12,763
Other assets	57,626	53,250
Total assets	$1,898,208	$1,817,081

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$205,264	$194,149
Accrued salaries and wages	35,540	33,859
Accrued expenses	87,352	77,374
Current portion of debt, less debt issuance costs	35,280	3,904
Total current liabilities	363,436	309,286

Long-term debt, less debt issuance costs	616,317	586,956
Deferred income taxes	127,931	128,752
Postretirement and postemployment benefits	110,797	117,417
Other long-term liabilities	118,383	108,099

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value; Authorized shares — 340,000,000 Issued and outstanding shares - 72,944,908 and 73,789,608 at October 9, 2016 and January 3, 2016, respectively	73	74
Additional paid-in capital	499,615	502,304
Retained earnings	68,186	70,181
Accumulated other comprehensive loss	(6,530)	(5,988)
Total stockholders’ equity	561,344	566,571
Total liabilities and stockholders’ equity	$1,898,208	$1,817,081

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9, 2016	October 4, 2015	October 9, 2016	October 4, 2015

Net sales	$1,394,429	$1,246,063	$3,341,163	$2,973,354
Cost of sales, buying and occupancy	1,191,400	1,058,824	2,852,569	2,522,367
Gross margin	203,029	187,239	488,594	450,987

Operating and administrative expenses	183,402	157,040	447,303	378,122
Income from operations	19,627	30,199	41,291	72,865

Interest expense, net	9,977	9,333	24,729	25,007
Loss on early extinguishment of debt	4,978	—	4,978	2,192
Equity in earnings of joint venture	502	138	1,230	1,045
Income before income taxes	5,174	21,004	12,814	46,711

Income tax benefit (provision)	1,859	(8,624)	387	(18,410)
Net income	$7,033	$12,380	$13,201	$28,301

Basic earnings per share	$0.10	$0.17	$0.18	$0.39
Diluted earnings per share	$0.09	$0.16	$0.17	$0.37

Weighted average shares outstanding:
Basic	72,601,724	73,116,746	72,956,554	73,099,258
Diluted	77,705,917	77,404,466	78,468,330	77,025,990

Comprehensive income:
Net income	$7,033	$12,380	$13,201	$28,301
Derivative instruments:
Gain (loss), net of income tax expense (benefit) of $460 and $(1,025), respectively, for sixteen weeks ended; $(251) and $(1,780), respectively, for the forty weeks ended	689	(1,538)	(376)	(2,670)
Reclassification adjustments, net of income tax benefit (expense) of $2 and $(40), respectively, for sixteen weeks ended; $7 and $(23), respectively, for forty weeks ended	5	(61)	12	(35)
Foreign currency translation and employee benefit obligation adjustment	(76)	13	(178)	(781)
Other comprehensive income (loss)	618	(1,586)	(542)	(3,486)
Comprehensive income	$7,651	$10,794	$12,659	$24,815

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Forty Weeks Ended
	October 9, 2016	October 4, 2015
Operating activities
Net income	$13,201	$28,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,421	28,982
Amortization	26,094	22,688
Amortization of debt discount and debt issuance costs	2,040	2,114
Share-based compensation	7,248	8,081
Excess tax benefits related to share-based payments	—	(275)
Deferred income taxes	(608)	1,442
Equity in earnings of joint venture	(1,230)	(1,045)
Loss (gain) on disposal of property, plant, and equipment	34	(38)
Asset impairment	790	562
Loss on early extinguishment of debt	4,978	2,192
Changes in operating assets and liabilities:
Accounts receivable, net	(3,000)	1,085
Inventories	(21,185)	(8,814)
Prepaid expenses and other assets	(6,469)	15,620
Accounts payable	11,115	6,623
Accrued salaries and wages	1,681	201
Other accrued liabilities	12,905	6,835
Net cash provided by operating activities	86,015	114,554

Investing activities
Purchases of property, plant, and equipment	(113,195)	(101,025)
Proceeds from disposal of property, plant, and equipment	443	8,103
Assets acquired in Haggen Transaction	(2,235)	—
Investment in capitalized software	(2,752)	(3,254)
Other	(2,106)	(1,252)
Net cash used in investing activities	(119,845)	(97,428)

Financing activities
Proceeds from exercise of stock options	3,477	196
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(652)	(694)
Fees paid in conjunction with debt financings	(8,374)	(1,236)
Borrowings on bank line of credit	70,000	—
Payments on bank line of credit	(38,000)	—
Issuance of bank debt, net of issuance costs	30,093	—
Payments of public offering costs	—	(214)
Excess tax benefits related to share-based payments	—	275
Stock repurchases	(27,998)	—
Net cash provided by (used in) financing activities	28,546	(1,673)

Net (decrease) increase in cash and cash equivalents	(5,284)	15,453
Cash and cash equivalents at beginning of period	59,327	106,847
Cash and cash equivalents at end of period	$54,043	$122,300

Cash paid during the period for:
Interest	$21,766	$22,407
Income taxes	$8,091	$10,229

Non-cash investing and financing activities
Software development costs incurred but not paid	$41	$—
Construction in progress costs incurred but not paid	$13,695	$16,147

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

   (In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571
Issuance of restricted stock awards	396,703	—	—	—	—	—
Forfeiture of restricted stock awards	(10,082)	—	—	—	—	—
Share-based compensation	—	—	7,248	—	—	7,248
Stock option exercises	800,462	1	3,476	—	—	3,477
Vested restricted stock awards withheld on net share settlement	(49,555)	—	(652)	—	—	(652)
Net income	—	—	—	13,201	—	13,201
Stock repurchases	(1,982,228)	(2)	(12,761)	(15,196)	—	(27,959)
Other comprehensive loss	—	—	—	—	(542)	(542)
Balance at October 9, 2016	72,944,908	$73	$499,615	$68,186	$(6,530)	$561,344

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of October 9, 2016, the Company operated 304 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noreste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of October 9, 2016.

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

During the third quarter ended October 9, 2016, the Company decided to sell two closed store properties. The properties were reclassified as properties held for sale and were measured at their fair values, less costs to sell, as of October 9, 2016. The reclassification resulted in impairment loss of $0.2 million, which was reported within “Operating and administrative expenses” on the accompanying condensed consolidated statements of operations and comprehensive income. As of October 9, 2016, the Company designated these two properties, in the amount of $3.3 million, as “Assets held for sale” on the accompanying condensed consolidated balance sheets.

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

During the third quarter ended October 9, 2016, the Company closed five operating stores, resulting in an asset impairment loss of $0.4 million and lease obligation expense of $1.0 million, which were reported within “Operating and administrative expenses” on the accompanying condensed consolidated statements of operations and comprehensive income.

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

On March 30, 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-stock compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. It also will allow an employer to make a policy election to account for forfeitures as they occur and to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that excess income tax benefits and deficiencies be classified in cash flows from operating activities (which we previously included in cash flows from financing activities), and that cash paid to taxing authorities arising from the withholding of shares from employees be classified in cash flows from financing activities (which is consistent with our past practice). ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not been issued, but all of the guidance must be adopted in the same period. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016. As a result of the adoption of ASU 2016-09, for the twenty-four weeks ended June 19, 2016, the Company recognized excess tax benefits as income tax benefit. An income tax benefit of $1.1 million and $2.4 million was recognized in the sixteen and forty weeks ended October 9, 2016, respectively. There was no change to retained earnings with respect to excess tax benefits. The treatment of forfeitures has not changed as the Company has elected to continue its current practice of estimating the number of forfeitures. As such, the adoption of ASU 2016-09 had no cumulative effect on retained earnings. With the adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Effective beginning January 4, 2016, the Company adopted ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). As a result of the adoption of ASU 2015-03, the Company presented capitalized debt issuance costs in its condensed consolidated balance sheets as a direct reduction to debt and the new guidance was retrospectively applied to all prior periods presented in its condensed consolidated balance sheets. Prior to the adoption of ASU 2015-03, deferred financing costs were presented as an asset in the Company’s condensed consolidated balance sheets.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Company’s Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of October 9, 2016, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 99.88% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $625.0 million, compared to an indicated fair value of $624.2 million as of October 9, 2016. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, Income Taxes , which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company decided not to early adopt ASU 2015-17. The Company does not expect the adoption of ASU 2015-17 will have a material impact on the Company’s consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The update amends certain guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments are intended to improve revenue recognition in the areas of collectability, presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. The update also makes a transition technical correction stating that entities who elect to use the full retrospective transition method to adopt the new revenue standard will no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC 250-10-50-1(b) (2)); however, entities will still be required to disclose the effects on pre-adoption periods that were retrospectively adjusted. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses the classification of various transactions, including, among other things, debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, and beneficial interests in securitization transactions. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 will have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 is intended to simplify the accounting for income taxes related to intra-entity asset transfers. It allows an entity to recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. ASU 2016-16 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only in the first quarter of 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

4. Debt

Current portion of debt at October 9, 2016 and January 3, 2016 was as follows (in thousands):

	October 9, 2016	January 3, 2016
Revolving Credit Facility	$37,000	$5,000

Less:
Debt issuance costs	1,720	1,096
Total current portion of debt	$35,280	$3,904

Long-term debt at October 9, 2016 and January 3, 2016 was as follows (in thousands):

	October 9, 2016	January 3, 2016
Term Loan Facility	$625,000	$594,907

Less:
Debt issuance costs	(2,788)	(3,112)
Discount on debt issuance	(5,895)	(4,839)
Total long-term debt	$616,317	$586,956

In conjunction with the Ares Acquisition, Smart & Final Stores LLC (“Smart & Final Stores”) entered into three financing arrangements effective November 15, 2012, including two term loan agreements: the Term Loan Facility and a second lien term loan facility (the “Second Lien Term Loan Facility”) and an asset-based lending facility (as amended, the “Revolving Credit Facility”).

The Term Loan Facility originally had a term of seven years and originally provided financing of up to a maximum of $525.0 million in term loans. At November 15, 2012, the Term Loan Facility was drawn to provide $525.0 million in gross proceeds as a part of the funding for the Ares Acquisition.

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

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the Eurocurrency Borrowings applicable margin from 3.25% to 3.50%. Additionally, the Company increased the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and extended the original November 15, 2019 maturity date to November 15, 2022. Consequently, during the third quarter of 2016, the Company recorded a loss on the early extinguishment of debt of $5.0 million including $2.6 million of fees paid in connection with the amendment and the write-off of $2.4 million of unamortized debt discount and debt issuance costs. The Company incurred $7.2 million of fees in connection with the Fourth Amendment. Approximately $1.2 million of these fees were recorded as debt issuance costs and approximately $3.4 million of these fees were recorded as debt discount. They are both amortized over the remaining term of the Term Loan Facility. As of October 9, 2016 and January 3, 2016, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.31% and 4.00%, respectively.

The Revolving Credit Facility initially provided financing of up to $150.0 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.

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

During the third quarter of 2016, the Company amended the Revolving Credit Facility (the “Second Amendment”) to increase the committed amount to $200 million. Additionally, the maturity date was extended from November 15, 2017 to the earliest of (a) July 19, 2021 and (b) the date that is 60 days prior to the earliest maturity date of the Term Loan Facility, provided it has not been repaid. In addition, the applicable margin ranges were reduced with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and (ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%. The Company incurred $1.0 million of fees in connection with the Second Amendment. All of these fees were recorded as debt issuance costs and amortized over the remaining term of the Revolving Credit Facility.

At October 9, 2016 and January 3, 2016, the alternate base rate was 3.50%, and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 3.75%. The calculated borrowing base of the Revolving Credit Facility was $186.1 million and $175.1 million at October 9, 2016 and January 3, 2016, respectively. As of October 9, 2016 and January 3, 2016, the amount outstanding under the Revolving Credit Facility was $37.0 million and $5.0 million, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $31.4 million and $25.1 million outstanding as of October 9, 2016 and January 3, 2016, respectively. As of October 9, 2016 and January 3, 2016, the amount available for borrowing under the Revolving Credit Facility was $117.7 million and $119.9 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of October 9, 2016 and January 3, 2016, no trigger event had occurred.

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

As of October 9, 2016 and January 3, 2016, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	October 9, 2016	January 3, 2016
Other assets	$—	$542
Accrued expenses	(1,795)	(2,177)
Other long-term liabilities	(468)	—
Total derivatives designated as hedging instruments	$(2,263)	$(1,635)

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCI”) and the amount of gain reclassified from AOCI into earnings for the forty weeks ended October 9, 2016 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(364)	$12

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at October 9, 2016
Description	Total as of October 9, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$3,789	$3,789	$—	$—
Other assets—assets that fund supplemental executive retirement plan	2,787	2,787	—	—
Other assets—deferred compensation plan investment in Sprouts	3,806	3,806	—	—
Financial liabilities
Derivatives	(2,263)	—	(2,263)	—
Other long-term liabilities—deferred compensation plan	(17,539)	(2,415)	(15,124)	—
Total	$(9,420)	$7,967	$(17,387)	$—

Level 1 Investments include money market funds of $3.8 million, market index funds of $2.8 million and an investment in Sprouts of $3.8 million with the corresponding deferred compensation liabilities of $2.4 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $15.1 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $2.3 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

Level 1 Investments include money market funds of $2.0 million, market index funds of $2.6 million and an investment in Sprouts of $4.8 million with the corresponding deferred compensation liabilities of $4.8 million. The fair values of these investments are based on quoted market prices in an active market.

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

Certain assets are measured at fair value on a nonrecurring basis, which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 2, Significant Accounting Policies — Property, Plant and Equipment, Capitalized Software and Goodwill and Intangible Assets. The fair value measurements were determined using available market capitalization rates and public comparable store sales data at the measurement dates. The Company classifies the measurements as Level 3.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9,	October 4,	October 9,	October 4,
	2016	2015	2016	2015
Service cost	$478	$485	$1,146	$1,094
Interest cost	3,024	2,876	7,256	6,489
Expected return on plan assets	(2,992)	(3,135)	(7,180)	(7,073)
Net periodic benefit cost	$510	$226	$1,222	$510

During the forty weeks ended October 9, 2016, the Company made contributions of  $7.2 million to the Single-Employer Plan. The Company expects to fund minimum required contributions of $8.8 million during fiscal year 2016.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9,	October 4,	October 9,	October 4,
	2016	2015	2016	2015
Interest cost	$356	$339	$890	$847
Net periodic benefit cost	$356	$339	$890	$847

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9,	October 4,	October 9,	October 4,
	2016	2015	2016	2015
Service cost	$123	$123	$308	$308
Interest cost	215	215	538	538
Net periodic benefit cost	$338	$338	$846	$846

8. Income Taxes

The Company’s effective tax rate for the forty weeks ended October 9, 2016 and October 4, 2015 was (3.17)% and 39.4%, respectively. The difference in the Company’s effective tax rate for the forty weeks ended October 9, 2016 compared to the forty weeks ended October 4, 2015 was primarily related to the release of (i) a $1.9 million uncertain tax benefit reserve due to a lapse of statute of limitations, (ii) a death benefit of $0.6 million related to company-owned life insurance policies, and (iii) excess tax benefits of $2.4 million from stock award exercises and vesting, as a result of the Company’s early adoption in the second quarter of 2016 of ASU 2016-09, a new accounting standard that requires that excess tax benefits and deficiencies that arise upon vesting or exercise of share-based payments be recognized as an income tax benefit and expense in the income statement. The adoption of this new accounting standard did not require adjustment of periods prior to the first quarter of 2016. As a result of the adoption of ASU 2016-09, for the sixteen weeks and forty weeks ended October 9, 2016, the Company recognized excess tax benefits as income tax benefit of $1.1 million and $2.4 million, respectively.

SFSI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of October 9, 2016 include fiscal years 2009 through 2015 for state purposes and 2012 through 2015 for federal purposes.

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

During the forty weeks ended October 9, 2016, 396,703 shares of restricted stock were granted to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest in equal tranches of 25% over a four-year period from the grant date, these grants vest in equal tranches of 33 1/3% each year over a three-year period from the grant date. During the forty weeks ended October 9, 2016, 49,555 shares of restricted stock have been retained by the Company to offset the grantee’s minimum income tax obligations in connection with the vesting of restricted stock awards.

On July 20, 2016, SFSI’s board of directors authorized and approved the modification of the exercise provisions of options and restricted stock awards granted to one management employee participant. Under the amendment, if the participant is terminated without cause, resigns for Good Reason or Retires, the participant will receive (i) 24 months of service credit with respect to any options to purchase common stock of the Company granted prior to the date of the termination of his employment and held by him on such date, and he will have two years after the date of termination to exercise vested options, and (ii) immediate vesting with respect to the lesser of (x) 50% of the total number of shares of restricted stock he has been awarded prior to the date of termination and (y) all of the shares of restricted stock he has been awarded prior to the date of termination that are still subject to restrictions as of the date of such termination.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the forty weeks ended October 9, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 3, 2016	559,136	$10.86
Granted	396,703	15.63
Forfeited	(10,082)	13.39
Vested	(123,297)	12.14
Outstanding at October 9, 2016	822,460	$12.94

The Company recorded share-based compensation expense related to restricted stock awards of $1.8 million and $1.0 million for the sixteen weeks ended October 9, 2016 and October 4, 2015, respectively, and $3.2 million and $2.7 million for the forty weeks ended October 9, 2016 and October 4, 2015, respectively. As of October 9, 2016, the unrecognized compensation cost was $5.5 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.63 years.

During the forty weeks ended October 9, 2016, stock options to purchase up to 587,173 shares of Common Stock were granted to certain management employees under the 2014 Incentive Plan. These awards vest in equal installments of 25% each year over a four-year period from the grant date subject to continuous employment with the Company. On April 21, 2016, SFSI’s board of directors authorized and approved the modification of the exercise provisions of options granted to one management employee participant. Under the amendment, if the participant’s termination is due to retirement, the portion of the option that is vested and exercisable on the date of the participant’s termination may be exercised by the participant at any time within a period beginning on the date of termination and ending on the earlier of (i) two years after the date of such termination and (ii) the expiration date of the stated term of the option, after which any unexercised portion of the option shall terminate.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the forty weeks ended October 9, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,093,918	$12.06
Granted	587,173	15.64
Forfeited	(50,000)	12.00
Exercised	(34,259)	12.00
Expired	—	—
Outstanding at October 9, 2016	2,596,832	$12.87	8.33 years	$1,763
Exercisable at October 9, 2016	552,130	$12.03	7.96 years	$488

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of October 7, 2016 was $12.89.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $1.3 million and $1.1 million for the sixteen weeks ended October 9, 2016 and October 4, 2015, respectively, and $2.4 million and $2.7 million for the forty weeks ended October 9, 2016 and October 4, 2015, respectively. As of October 9, 2016, the unrecognized compensation cost was $4.9 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.14 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the forty weeks ended October 9, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	5,253,610	$6.59
Forfeited	(33,592)	6.59
Exercised	(321,900)	6.64
Cancelled	—	—
Expired	—	—
Outstanding at October 9, 2016	4,898,118	$6.58	6.33 years	$30,900
Exercisable at October 9, 2016	2,860,026	$6.58	6.33 years	$18,049

Under the 2012 Incentive Plan and the Company’s standard form of stock option award agreement for the 2012 Incentive Plan, the Company had a right to repurchase from the participant all or a portion of the shares of Common Stock issued upon the exercise of a stock option prior to the IPO. As a result of the IPO and the related termination of various restrictions on the transfer of Common Stock, it was determined that the Company’s repurchase right is no longer in effect. Accordingly, as of the consummation of the IPO, it was considered probable that the participants could realize monetary benefit from the exercise of such stock options, and the Company started recording share-based compensation expense related to these option grants. The Company recorded share-based compensation expense for these Time-Based Options granted under the 2012 Incentive Plan of $0.7 million and $1.1 million for the sixteen weeks ended October 9, 2016 and October 4, 2015, respectively, and $1.6 million and $2.7 million for the forty weeks ended October 9, 2016 and October 4, 2015, respectively. As of October 9, 2016, the unrecognized compensation cost was $1.0 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 0.88 years.

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

The following table summarizes the Rollover Option activity for the forty weeks ended October 9, 2016, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,700,850	$2.26
Forfeited	—	—
Exercised	(444,303)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at October 9, 2016	2,256,547	$2.29	1.44 years	$23,911
Exercisable at October 9, 2016	2,256,547	$2.29	1.44 years	$23,911

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCI by each component, net of tax, for the forty weeks ended October 9, 2016 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)
OCI before reclassification	—	(376)	(178)	(554)
Amounts reclassified out of AOCI	—	12	—	12
Net current period OCI	—	(364)	(178)	(542)
Balance at October 9, 2016	$(3,000)	$(1,386)	$(2,144)	$(6,530)

The following table represents the items reclassified out of each component of AOCI and the related tax effects for the forty weeks ended October 9, 2016 (in thousands):

Details about AOCI Components	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income
Loss on cash flow hedges
Interest rate swaps	$19	Interest income, net
	19	Total before income taxes
	7	Income tax expense
	$12	Reclassification adjustments, net of tax
Total reclassifications for the forty weeks ended October 9, 2016	$12	Total reclassifications, net of tax

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

For the sixteen weeks ended October 9, 2016, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,083,437	$310,992	$—	$1,394,429
Cost of sales, distribution and store occupancy	922,201	266,238	2,961	1,191,400
Operating and administrative expenses	141,010	21,082	21,310	183,402
Income (loss) from operations	$20,226	$23,672	$(24,271)	$19,627
As of October 9, 2016:
Total assets	$1,660,341	$343,722	$(105,855)	$1,898,208
Intercompany receivable (payable)	$183,583	$(439)	$(183,144)	$—
Investment in joint venture	$—	$—	$14,090	$14,090
Goodwill	$406,662	$204,580	$—	$611,242
For the sixteen weeks ended October 9, 2016:
Capital expenditures	$38,345	$3,957	$1,914	$44,216
Assets acquired in Haggen Transaction	$8	$—	$—	$8
Depreciation and amortization	$24,115	$1,184	$2,429	$27,728

For the sixteen weeks ended October 4, 2015, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$940,168	$305,895	$—	$1,246,063
Cost of sales, distribution and store occupancy	794,004	262,131	2,689	1,058,824
Operating and administrative expenses	116,276	19,964	20,800	157,040
Income (loss) from operations	$29,888	$23,800	$(23,489)	$30,199
For the sixteen weeks ended October 4, 2015:
Capital expenditures	$39,365	$1,741	$1,149	$42,255
Depreciation and amortization	$18,142	$1,095	$2,649	$21,886

For the forty weeks ended October 9, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,604,505	$736,658	$—	$3,341,163
Cost of sales, distribution and store occupancy	2,214,012	630,934	7,623	2,852,569
Operating and administrative expenses	344,251	51,132	51,920	447,303
Income (loss) from operations	$46,242	$54,592	$(59,543)	$41,291
For the forty weeks ended October 9, 2016:
Capital expenditures	$105,468	$5,843	$4,636	$115,947
Assets acquired in Haggen Transaction	$2,235	$—	$—	$2,235
Depreciation and amortization	$55,366	$2,890	$6,259	$64,515

For the forty weeks ended October 4, 2015, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,256,357	$716,997	$—	$2,973,354
Cost of sales, distribution and store occupancy	1,898,841	616,646	6,880	2,522,367
Operating and administrative expenses	276,922	48,483	52,717	378,122
Income (loss) from operations	$80,594	$51,868	$(59,597)	$72,865
For the forty weeks ended October 4, 2015:
Capital expenditures	$93,415	$6,060	$4,804	$104,279
Depreciation and amortization	$42,643	$2,501	$6,526	$51,670

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 9,	October 4,	October 9,	October 4,
	2016	2015	2016	2015

Net income	$7,033	$12,380	$13,201	$28,301

Weighted average shares outstanding for basic EPS	72,601,724	73,116,746	72,956,554	73,099,258
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	5,104,193	4,287,720	5,511,776	3,926,732
Weighted average shares and share equivalents outstanding for diluted EPS	77,705,917	77,404,466	78,468,330	77,025,990

Basic earnings per share	$0.10	$0.17	$0.18	$0.39
Diluted earnings per share	$0.09	$0.16	$0.17	$0.37

Potentially dilutive securities representing 1,488,402 shares of Common Stock for the sixteen weeks ended October 9, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 705,460 shares of Common Stock for the forty weeks ended October 9, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

14. Haggen Transaction

On October 2, 2015, Smart & Final Stores entered into an Asset Purchase Agreement with Haggen whereby Smart & Final Stores agreed to become a “stalking horse bidder” to acquire certain assets, including 28 store leases and related assets, of Haggen. On November 24, 2015 and December 22, 2015, Smart & Final Stores entered into additional Asset Purchase Agreements to acquire five more store leases and related assets of Haggen (all collectively, the “Asset Purchase Agreements” and the transactions, collectively, the “Haggen Transaction”). The initial purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015. During the forty weeks ended October 9, 2016, the purchase price was increased for additional acquisition-related transaction costs and adjustments of $0.5 million.

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

Pursuant to the Asset Purchase Agreements, the Company acquired certain leasehold interests in California, as well as associated improvements, fixtures, equipment, permits and licenses of Haggen. Haggen retained inventory, pharmacy assets, prescription files and certain other assets with respect to each of the stores. Prior to closing of the transaction, store operations were ceased and no customer base, employee base, market distribution system, operating rights (other than liquor licenses), physical facilities (other than the store lease and related fixed assets/equipment), or processes were acquired for value. As of the end of the second quarter of 2016, the Company had reopened the 33 stores under its Extra! store format. The Haggen Transaction did not meet the definition of a business acquisition and was accounted for as an asset acquisition using a cost accumulation approach. The total consideration paid was allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. The determination of fair value used to allocate the total consideration paid is based on various factors including quoted market prices, expected future cash flows, current replacement costs, market rate assumptions, useful lives and appropriate discount and growth rates.

The total cost allocated to the assets acquired is as follows (in thousands):

Leasehold interests	$55,148
Fixtures and equipment	11,257
Transferrable liquor licenses	2,002
Total cost of net assets acquired	$68,407

Acquired leasehold interests are finite-lived intangible assets amortized over their estimated useful benefit period which is typically the lease term. Fixtures and equipment are finite-lived tangible assets which are depreciated or amortized over their estimated useful lives. Transferrable liquor licenses are indefinite-lived intangible assets which are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 2, Significant Accounting Policies. The transaction will be treated as an asset acquisition for tax purposes.

15. Share Repurchase Program

On August 31, 2015, SFSI’s board of directors authorized a share repurchase program of up to $25.0 million for repurchase of shares of Common Stock, to be financed from cash on hand and executed over a period of time. Repurchases under the share repurchase program commenced on November 20, 2015 and concluded on August 30, 2016.

During the third quarter ended October 9, 2016, the Board of Directors authorized a share repurchase program to repurchase up to $25.0 million, inclusive of commissions, of shares of Common Stock. Repurchases under the share repurchase program commenced on September 19, 2016 and may occur through August 31, 2017.

The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, the Company may acquire shares in open market transactions (including pursuant to plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended) or privately negotiated transactions.

During the forty weeks ended October 9, 2016, the Company repurchased 1,982,228 shares of its common stock through open market purchases for an aggregate cost of $28.0 million. The repurchased shares are no longer deemed issued and outstanding.

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

Business Overview

We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and productive store banners: Smart & Final and Cash & Carry. As of October 9, 2016, we operated 304 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the forty weeks ended October 9, 2016, our Smart & Final and Cash & Carry segments represented approximately 78.0% and 22.0%, respectively, of our consolidated sales compared with 75.9% and 24.1%, respectively, for the forty weeks ended October 4, 2015.

Our Smart & Final segment is based in Commerce, California and includes, as of October 9, 2016, 83 legacy Smart & Final stores and 165 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of October 9, 2016, 56 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. For the Smart & Final banner, our current plan is to achieve 10% unit store growth each year. We had the opportunity to pursue accelerated development of Smart & Final Extra! stores in fiscal year 2016 through the acquisition of 33 store leases and related assets in central and Southern California previously operated under the Haggen banner. Of these 33 store properties, we opened 29 new stores and relocated four existing legacy stores into acquired locations in the first half of fiscal year 2016. Additionally, we opened three new Extra! stores and relocated two existing legacy stores into the Extra! format in the first three quarters of 2016. Our fiscal year 2016 store development plans anticipate one additional new Extra! store. We plan to continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. In the third quarter of 2016, we opened one new Cash & Carry store and plan to open three additional new Cash & Carry stores in fiscal year 2016.

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

Factors Affecting Our Results of Operations

Various factors affect our results of operations during each period, including:

Store Openings

We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings, conversions and relocations. We also plan to open new Cash & Carry stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Cash & Carry stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, typically our new stores initially have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short-term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

During the forty weeks ended October 9, 2016, the Company opened 32 new Extra! format stores and relocated six legacy Smart & Final stores which reopened under the Extra! format.  These new and relocated stores were concentrated in key central and Southern California markets where the Company has an established base of stores.  As a result of the increased density, certain new store openings had an impact on the sales of nearby stores which negatively impacted comparable sales growth.  Additionally, sales transferred from existing stores to new stores typically were more profitable at the more mature existing store than at the less mature new store.

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

As of October 9, 2016, we had a portfolio of 3,100 private label items, which represented 28% of our Smart & Final banner sales for the forty weeks ended October 9, 2016. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

In recent inflationary periods, market dynamics have generally allowed us to pass through most cost increases to customers.  Beginning in the second quarter of 2015 and continuing through the third quarter of 2016, we have experienced deflation in certain food and non-food commodities. Market dynamics have caused us to pass cost decreases through to customers, which has negatively impacted sales growth.  This in turn has negatively affected the results of operations as certain elements of operating costs do not change with product selling prices.

We estimate that the applicable deflation rate for the forty weeks ended October 9, 2016 was approximately 1.8% and we currently anticipate that the deflation rate will be approximately 2.0% for fiscal year 2016.  Deflation negatively affects our sales and comparable sales rates, as well as negatively impacting our income from operations due to the deleveraging impact of lower sales on our overall cost structure.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of October 9, 2016, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

During the third quarter of 2016, we amended the Term Loan Facility and the Revolving Credit Facility.  The Term Loan Facility was amended to increase the term loan commitments from $594.9 million to $625.0 million, extend the maturity of the term loan from November 15, 2019 to November 15, 2022 and increase the Applicable Margin from 3.25% to 3.50%.  The Revolving Credit Facility was amended to extend the maturity from November 15, 2017 to July 19, 2021, and to increase the aggregate facility commitments from $150.0 million to $200.0 million.  In addition, the applicable margin ranges were reduced with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and (ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%. As of October 9, 2016, after giving effect to the Second Amendment, the alternate base rate was 3.50%, for a total rate of 3.75%.

Initial Public Offering and Secondary Public Offering

On September 29, 2014, we completed an initial public offering of our Common Stock, pursuant to which we sold an aggregate of 15,467,500 shares of Common Stock, after giving effect to the underwriters’ exercise in full of their option to purchase additional shares, at a price of $12.00 per share. We received aggregate net proceeds of $167.7 million after deducting underwriting discounts and commissions and other offering expenses. We used the net proceeds to repay borrowings of $115.5 million under the Term Loan Facility and we have used the remainder to fund growth initiatives and for general corporate purposes.

On April 24, 2015, certain of the Company’s stockholders completed a secondary public offering of 10,900,000 shares of Common Stock. The Company did not sell any shares in the secondary public offering.

Early Adoption of ASU 2016-09

We elected early adoption of ASU 2016-09 in the second quarter of 2016. As a result of the adoption of ASU 2016-09, for the forty weeks ended October 9, 2016, we recognized excess tax benefits related to stock option exercises and vesting of restricted stock as income tax benefit. An income tax benefit of $1.1 million and $2.4 million was recognized for the sixteen and forty weeks ended October 9, 2016, respectively. There was no change to retained earnings with respect to excess tax benefits. The treatment of forfeitures has not changed as we have elected to continue our current practice of estimating the number of forfeitures. As such, the adoption of ASU 2016-09 had no cumulative effect on retained earnings. With the adoption of ASU 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Sixteen Weeks Ended				Forty Weeks Ended
	October 9, 2016		October 4, 2015		October 9, 2016		October 4, 2015
	(Dollars in thousands, except per share)
Net sales	$1,394,429	100.0%	$1,246,063	100.0%	$3,341,163	100.0%	$2,973,354	100.0%
Cost of sales, buying and occupancy	1,191,400	85.4%	1,058,824	85.0%	2,852,569	85.4%	2,522,367	84.8%
Gross margin	203,029	14.6%	187,239	15.0%	488,594	14.6%	450,987	15.2%
Operating and administrative expenses	183,402	13.2%	157,040	12.6%	447,303	13.4%	378,122	12.7%
Income from operations	19,627	1.4%	30,199	2.4%	41,291	1.2%	72,865	2.5%
Interest expense, net	9,977	0.7%	9,333	0.7%	24,729	0.7%	25,007	0.8%
Loss on early extinguishment of debt	4,978	0.3%	—	—%	4,978	0.1%	2,192	0.1%
Equity in earnings of joint venture	502	—%	138	—%	1,230	—%	1,045	—%
Income before income taxes	5,174	0.4%	21,004	1.7%	12,814	0.4%	46,711	1.6%
Income tax benefit (provision)	1,859	0.1%	(8,624)	(0.7)%	387	—%	(18,410)	(0.6)%
Net income	$7,033	0.5%	$12,380	1.0%	$13,201	0.4%	$28,301	1.0%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.10		$0.17		$0.18		$0.39
Net income per share - Diluted	$0.09		$0.16		$0.17		$0.37

Other Operating Data

Comparable store sales growth	(1.3)%		4.8%		(0.1)%		4.8%
Smart & Final banner	(1.6)%		5.5%		(0.1)%		4.6%
Cash & Carry banner	(0.4)%		2.9%		0.0%		5.3%
Stores at end of period	304		270		304		270
Smart & Final banner	248		216		248		216
Extra! format	165		120		165		120
Cash & Carry banner	56		54		56		54

Sixteen Weeks Ended October 9, 2016 Compared to the Sixteen Weeks Ended October 4, 2015

Net Sales

Net sales for the sixteen weeks ended October 9, 2016 increased $148.3 million, or 11.9%, to $1,394.4 million as compared to $1,246.1 million for the sixteen weeks ended October 4, 2015. This increase in net sales was attributable to net sales of $151.4 million from the opening of 33 net new stores in the forty weeks ended October 9, 2016 and 22 new stores in fiscal year 2015, partially offset by a comparable store sales decline of $3.1 million in our store banners.

For the sixteen weeks ended October 9, 2016, comparable store sales decreased 1.3% as compared to the sixteen weeks ended October 4, 2015. This decrease in comparable store sales was attributable to a decrease in comparable average transaction size of 1.6% partially offset by an increase in comparable transaction count of 0.3%.

For the sixteen weeks ended October 9, 2016, net sales for our Smart & Final segment increased $143.3 million, or 15.2%, to $1,083.4 million as compared to $940.2 million for the sixteen weeks ended October 4, 2015. Comparable store sales for our Smart & Final segment decreased 1.6% as compared to the sixteen weeks ended October 4, 2015, attributable to a decrease in comparable average transaction size of 1.9% partially offset by an increase in comparable transaction count of 0.3%.

For the sixteen weeks ended October 9, 2016, net sales for our Cash & Carry segment increased $5.1 million, or 1.7%, to $311.0 million as compared to $305.9 million for the sixteen weeks ended October 4, 2015. Comparable store sales for our Cash & Carry segment decreased 0.4% as compared to the sixteen weeks ended October 4, 2015, attributable to a decrease in comparable average transaction size of 0.6% partially offset by an increase in comparable transaction count of 0.2%.

Beginning in the second quarter of 2015 and continuing through the third quarter of 2016, we have experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers that have negatively impacted sales growth in both total sales and comparable store sales.  In comparable store sales, we believe that the principal effect of deflation is evidenced in the comparable average transaction size.

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

The impacts from deflation including effects on sales and cost structure, and sales transfer from existing to new stores as a result of store development activity, are also applicable to our forty-week period ending October 9, 2016.

Gross Margin

Gross margin for the sixteen weeks ended October 9, 2016 increased $15.8 million, or 8.4%, to $203.0 million as compared to $187.2 million for the sixteen weeks ended October 4, 2015. The increase in gross margin attributable to increased sales was $22.3 million, partially offset by a $6.5 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.6% for the sixteen weeks ended October 9, 2016 as compared to 15.0% for the sixteen weeks ended October 4, 2015. Compared to the sixteen weeks ended October 4, 2015, gross margin as a percentage of sales for the sixteen weeks ended October 9, 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.16% (consisting of a 0.52% increase related to our Smart & Final segment partially offset by a 0.36% decrease related to our Cash & Carry segment). Warehouse and transportation costs as a percentage of sales decreased 0.05% (representing a 0.06% decrease related to our Cash & Carry segment, partially offset by a 0.01% increase related to our Smart & Final segment). Store occupancy costs as a percentage of sales increased 0.69% primarily attributable to our Smart & Final segment (including 0.86% related to the acquired Haggen store locations and 0.22% related to 2015 and other 2016 new store locations, partially offset by a 0.42% decrease related to store locations opened prior to 2015). The overall increase to store occupancy costs is primarily due to increased lease and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the sixteen weeks ended October 9, 2016 increased $26.4 million, or 16.8%, to $183.4 million, as compared to $157.0 million for the sixteen weeks ended October 4, 2015. The increase in operating and administrative expenses was primarily due to $16.5 million of increased wages, fringe benefits and incentive bonus costs, $8.0 million of increased other store direct expenses, $1.2 million of increased marketing costs in support of our new store openings and other marketing initiatives, and a $0.7 million increase in share-based compensation expense associated with our equity compensation program.  Additionally, other expenses increased $3.5 million, which was primarily due to the the decision, made in the third quarter of 2016, to close five legacy Smart & Final store locations. The impairment charge and lease obligation expense recognized related to these store closures resulted in additional expense of $1.6 million. These increases were partially offset by a $0.5 million decrease in public company costs. Other decreases in operating and administrative expenses included $1.6 million decreased expense associated with changes in cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and a $1.4 million gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

As a percentage of sales, operating and administrative expenses for the sixteen weeks ended October 9, 2016 increased 0.6% to 13.2% as compared to 12.6% for the sixteen weeks ended October 4, 2015. Operating and administrative expenses, as a percentage of sales, increased by 0.36% due to increased wages, benefits and incentive bonuses (including a 0.48% increase related to our Smart & Final segment partially offset by a 0.09% decrease related to our Cash & Carry segment), 0.26% of the increase was due to increased other store direct expenses (including a 0.28% increase related to our Smart & Final segment, partially offset by a 0.02% decrease related to our Cash & Carry segment), 0.02% was related to increased share-based compensation expense associated with our equity compensation program, and 0.18% was related to increased other expenses.  These increases were partially offset by a 0.04% decrease in public company costs, a 0.13% decrease in expense associated with changes in cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and a 0.10% decrease due to the gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

Interest Expense, Net

Interest expense for the sixteen weeks ended October 9, 2016 increased $0.7 million, or 6.9%, to $10.0 million as compared to $9.3 million for the sixteen weeks ended October 4, 2015. This increase in interest expense was due to increased average debt outstanding, partially offset by a lower average effective interest rate. The lower average effective interest rate was primarily the result of the amendment to our Revolving Credit Facility in the third quarter of 2016; as well as, the amendment to our Term Loan Facility in the third quarter of 2016.

Income Tax Benefit (Provision)

Our income tax benefit (provision) for the sixteen weeks ended October 9, 2016 decreased $10.5 million to a $1.9 million income tax benefit as compared to an $8.6 million income tax provision for the sixteen weeks ended October 4, 2015. The effective income tax rate, excluding the equity in earnings of our joint venture, for the sixteen weeks ended October 9, 2016 was an income tax benefit of 39.8% as compared to an income tax provision of 41.3% for the sixteen weeks ended October 4, 2015. The change in the effective income tax rate for the sixteen weeks ended October 9, 2016 reflects the permanent differences relating primarily to the excess tax benefits deducted as a result of the early adoption of ASU 2016-09, the release of an uncertain tax benefit reserve due to a lapse of statute of limitations, and life insurance proceeds received.

Loss on Early Extinguishment of Debt

We recorded a $5.0 million loss on early extinguishment of debt in the sixteen weeks ended October 9, 2016 in connection with the amendment to our Term Loan Facility. Costs associated with such loss were related to fees of $2.6 million paid in connection with the amendment and the write-off of unamortized debt discount and debt issuance costs of $2.4 million. We incurred approximately $7.2 million of fees in connection with the amendment to our Term Loan Facility, approximately $1.2 million of which were recorded as debt issuance costs and are amortized over the term of the Term Loan Facility, and $3.4 million of which were recorded as debt discount and are amortized over the term of our Term Loan Facility.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the sixteen weeks ended October 9, 2016 was $0.5 million as compared to $0.1 million for the sixteen weeks ended October 4, 2015.

Forty Weeks Ended October 9, 2016 Compared to the Forty Weeks Ended October 4, 2015

Net Sales

Net sales for the forty weeks ended October 9, 2016 increased $367.8 million, or 12.4%, to $3,341.2 million as compared to $2,973.4 million for the forty weeks ended October 4, 2015. This increase in net sales was attributable to the net sales of $371.0 million from the opening of 33 net new stores in the forty weeks ended October 9, 2016 and 22 new stores in fiscal year 2015, partially offset by a decline in comparable store sales growth of $3.2 million in our store banners.

Comparable store sales for the forty weeks ended October 9, 2016 declined 0.1% as compared to the forty weeks ended October 4, 2015. This decrease in comparable store sales was attributable to a decrease of 1.0% in comparable average transaction size, partially offset by an increase in comparable transaction count of 0.9%.

For the forty weeks ended October 9, 2016, net sales for our Smart & Final segment increased $348.1 million, or 15.4%, to $2,604.5 million as compared to $2,256.4 million for the forty weeks ended October 4, 2015. Comparable store sales for our Smart & Final segment decreased 0.1% as compared to the forty weeks ended October 4, 2015, primarily attributable to a decrease in comparable average transaction size of 1.1%, partially offset by an increase in comparable transaction count of 1.0%.

For the forty weeks ended October 9, 2016, net sales for our Cash & Carry segment increased $19.7 million, or 2.7%, to $736.7 million as compared to $717.0 million for the forty weeks ended October 4, 2015. Comparable store sales for our Cash & Carry segment was flat as compared to the forty weeks ended October 4, 2015.

Gross Margin

Gross margin for the forty weeks ended October 9, 2016 increased $37.6 million, or 8.3%, to $488.6 million as compared to $451.0 million for the forty weeks ended October 4, 2015. The increase in gross margin attributable to increased sales was $55.8 million, partially offset by an $18.2 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.6% for the forty weeks ended October 9, 2016 compared to 15.2% for the forty weeks ended October 4, 2015. Compared to the forty weeks ended October 4, 2015, gross margin as a percentage of sales for the forty weeks ended October 9, 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.20% (including a 0.47% increase related to our Smart & Final segment partially offset by a 0.27% decrease related to our Cash & Carry segment). Warehouse and transportation costs as a percentage of sales, accounted for a 0.01% increase (representing a 0.07% increase related to our Smart & Final segment, partially offset by a 0.06% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.74% which was attributable to our Smart & Final segment (including 0.79% related to the acquired Haggen store locations and 0.33% increase related to 2015 and non-Haggen 2016 new store locations, partially offset by a 0.37% decrease related to store locations opened prior to 2015). Of the 0.79% increase in store occupancy costs related to the acquired Haggen store locations, 0.16% of the increase was related to pre-opening lease costs. The overall increase to store occupancy costs is primarily due to increased lease and depreciation costs related to our Smart & Final segment due to new store leases and capital spending for new and relocated stores.

Operating and Administrative Expenses

Operating and administrative expenses for the forty weeks ended October 9, 2016 increased $69.2 million, or 18.3%, to $447.3 million, as compared to $378.1 million for the forty weeks ended October 4, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted $8.8 million of this increase. The increase in operating and administrative expenses, excluding Haggen related pre-opening expenses, was primarily due to $39.7 million of increased wages, fringe benefits and incentive bonus costs, $17.7 million of increased other store direct expenses, $3.6 million of increased marketing costs in support of our new stores and other marketing initiatives, and $4.8 million of increased other expenses, including a $1.6 million asset impairment and lease obligation charge associated with our decision to close five legacy Smart &Final stores. These increases were partially offset by (i) $1.8 million in decreased public company costs which included costs related to our secondary stock offering in the forty weeks ended October 4, 2015, (ii) $1.4 million in decreased expense associated with changes in cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, (iii) $0.8 million in decreased share-based compensation expense associated with our equity compensation program, and (iv) a $1.3 million gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

As a percentage of sales, operating and administrative expenses for the forty weeks ended October 9, 2016 increased 0.7% to 13.4% as compared to 12.7% for the forty weeks ended October 4, 2015. Pre-opening operating and administrative expenses related to the acquired Haggen store locations constituted 0.26% of this increase. Operating and administrative expenses, excluding Haggen related pre-opening expenses, as a percentage of sales increased by 0.33% due to increased wages, benefits and incentive bonuses (including a 0.47% increase related to our Smart & Final segment partially offset by a 0.09% decrease related to our Cash & Carry segment), 0.22% of the increase was due to increased other store direct expenses (including a 0.24% increase related to our Smart & Final segment partially offset by a 0.02% decrease related to our Cash & Carry segment), 0.01% of the increase was due to an increase in marketing costs (primarily in our Cash & Carry segment) and 0.06% of the increase was due to increased other expenses which included asset impairment and lease obligation charges related to the decision to close five legacy Smart & Final stores. These increases were partially offset by (i) a 0.07% decrease related to decreased public company costs, (ii) a 0.05% decrease in expense associated with changes in cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, (iii) an 0.05% decrease associated with the recognition of share-based compensation expense associated with our equity compensation program, and (iv) a 0.04% decrease due to a gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

Interest Expense, Net

Interest expense for the forty weeks ended October 9, 2016 decreased $0.3 million, or 1.1%, to $24.7 million as compared to $25.0 million for the forty weeks ended October 4, 2015. This decrease in interest expense was due to a lower average effective interest rate, partially offset by increased average debt outstanding. The lower average effective interest rate was primarily the result of the amendment to our Revolving Credit Facility in the third quarter 2016; as well as, the amendments to our Term Loan Facility in the second quarter 2015 and the third quarter of 2016.

Income Tax Benefit (Provision)

Our income tax benefit (provision) for the forty weeks ended October 9, 2016 decreased $18.8 million to a tax benefit of $0.4 million as compared to a tax provision of $18.4 million for the forty weeks ended October 4, 2015. The effective income tax rate, excluding the equity in earnings of our joint venture, for the forty weeks ended October 9, 2016 was an income tax benefit of 3.3% as compared to an income tax provision of 40.3% for the forty weeks ended October 4, 2015.  The change in the effective income tax rate for the forty weeks ended October 9, 2016 reflects the permanent differences relating primarily to the excess tax benefits deducted as a result of the early adoption of ASU 2016-09, the release of an uncertain tax benefit reserve due to a lapse of statute of limitations, and life insurance proceeds received.

Loss on Early Extinguishment of Debt

We recorded a $5.0 million loss on early extinguishment of debt in the forty weeks ended October 9, 2016 compared with a $2.2 million loss in the forty weeks ended October 4, 2015.  The loss in the forty weeks ended October 9, 2016 was related to the amendment of our Term Loan Facility. Costs associated with such loss were related to fees paid in connection with the amendment and the write-off of unamortized debt discount and debt issuance costs. The loss in the forty weeks ended October 4, 2015 was related to the amendment of our Term Loan Facility in the second quarter of 2015 to reduce the applicable borrowing rate from 3.75% to 3.25%.  Costs associated with such loss were related to fees and the write-off of unamortized debt discount and debt issuance costs.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the forty weeks ended October 9, 2016 was $1.2 million as compared to $1.0 million for the forty weeks ended October 4, 2015.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of October 9, 2016, we had $37.0 million drawn under our Revolving Credit Facility and $54.0 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Forty Weeks Ended October 9, 2016	Forty Weeks Ended October 4, 2015
Cash and cash equivalents at end of period	$54,043	$122,300
Cash provided by operating activities	86,015	114,554
Cash used in investing activities	(119,845)	(97,428)
Cash provided by (used in) financing activities	28,546	(1,673)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the forty weeks ended October 9, 2016 and October 4, 2015 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the forty weeks ended October 9, 2016 decreased $28.6 million to $86.0 million as compared to $114.6 million for the forty weeks ended October 4, 2015. This decrease was primarily attributable to lower net income and increased investment in working capital. During the forty weeks ended October 9, 2016, we made cash interest payments of $21.8 million and cash pension contributions of $7.2 million, as compared to cash interest payments of $22.4 million and cash pension contributions of $6.6 million during the forty weeks ended October 4, 2015.

Investing Activities

Cash used in investing activities increased $22.4 million to $119.8 million for the forty weeks ended October 9, 2016 as compared to $97.4 million in the forty weeks ended October 4, 2015. This increase was primarily attributable to a $11.7 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plan to accelerate openings of new Extra! stores and conversions of legacy stores to the Extra! format, $2.2 million of additional payments in respect of assets acquired in the Haggen Transaction, $7.7 million reduction in proceeds on sale of assets, and a $0.8 million increase in other investments.

Financing Activities

Cash provided by (used in) financing activities increased $30.2 million to cash provided of $28.5 million for the forty weeks ended October 9, 2016, as compared to cash used of $1.7 million for the forty weeks ended October 4, 2015. This increase was attributable to $30.0 million of borrowings on our Term Loan Facility, $32.0 million in net borrowings on our bank line of credit and $3.3 million of net proceeds from stock option exercises, partially offset by $28.0 million used in common stock repurchases and $7.1 million of fees paid in conjunction with debt financing.

At October 9, 2016, we had cash and cash equivalents of $54.0 million, stockholders’ equity of $561.3 million and debt, less debt issuance costs, of $651.6 million. At October 9, 2016, we had working capital of $36.5 million as compared to $112.0 million at October 4, 2015.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of October 9, 2016, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$662,000	$37,000	$—	$—	$625,000
Interest on long-term debt	186,878	29,858	59,488	61,304	36,228
Operating leases	1,473,095	119,176	239,094	246,751	868,074
Total contractual obligations	$2,321,973	$186,034	$298,582	$308,055	$1,529,302

The primary changes in our contractual obligations as of October 9, 2016 as compared to our contractual obligations as of January 3, 2016 relate to additional operating leases entered into during the forty weeks ended October 9, 2016 primarily related to our new store growth program and borrowings under our long-term debt agreements, including related interest obligations, as a result of amendments in the third quarter of 2016.

The interest payments on our Term Loan Facility outstanding as of October 9, 2016 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

We have a contractual obligation under our supply agreement with Unified Grocers to purchase a minimum amount of food and related items during any sixteen-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any sixteen-month period covered by the agreement. This agreement was effective as of December 2015 and expires in December 2018. The related amounts are not included in the above table.

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

Off Balance Sheet Arrangements

As of October 9, 2016, we had no off-balance sheet arrangements.

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

The determination of our obligation and expense for retirement benefits plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in our Annual Report on Form 10-K filed with the SEC on March 15, 2016. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2014, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions resulted in an increase to our defined benefit pension, supplemental executive retirement plan (“SERP”), and postretirement benefit plan obligations and an increase in future related expense. In 2015, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 3, 2016. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)/ increase	Expense (decrease)/ increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$ (16,956)/$19,390	$ (19)/$32
Expected long-term return on plan assets	+/- 50 bps	—	(670)/670
SERP:
Discount rate	+/- 50 bps	(1,404)/1,515	98/(109)
Postretirement benefit plan:
Discount rate	+/- 50 bps	(969)/1,037	—

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

Commodity Risk

We are subject to volatility in food and non-food costs as a result of market risk associated with the prices of commodities which we purchase and sell.  Beginning in the second quarter of 2015 and continuing through the third quarter of 2016, we have experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to our customers.  Although we typically are able to mitigate cost volatility, our ability to continue to do so, either in whole or in part, may be limited by the competitive environment we operate in.

Interest Rate Market Risk

Based on our variable rate debt balance as of October 9, 2016, a 1% increase in interest rates would increase our annual interest cost by approximately $2.5 million. This impact reflects any offset from our current hedging activities. A decrease of 1% in interest rates would decrease our annual interest cost by $0.1 million due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of October 9, 2016, is primarily related to our $14.1 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of October 9, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the forty weeks ended October 9, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the sixteen weeks ended October 9, 2016.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
June 20 to July 17, 2016	309,786	$14.96	309,786	$15,146
July 18 to August 14, 2016	494,518	14.39	493,750	8,049
August 15 to September 11, 2016	380,676	13.59	380,676	2,883
September 12 to October 9, 2016	513,067	12.70	470,823	19,030
Total	1,698,047	$13.80	1,655,035

(1)                                 Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2016.

(2)                                 Average price per share includes related expense.

(3)                                 During the sixteen weeks ended October 9, 2016, the Company reacquired 43,012 shares of common stock to satisfy tax withholding Obligation in connection with the vesting of 106,823 shares of restricted stock granted to eligible employees.

(4)                                 In the third quarter 2015, our Board of Directors authorized a share repurchase program to repurchase up to $25 million of shares of our common stock. Repurchases under the share repurchase program commenced on November 20, 2015 and occurred through August 30, 2016 and were conducted through open market transactions. The specific timing and amount of the repurchases was dependent on market conditions, applicable laws and other factors.

In the third quarter 2016, our Board of Directors authorized a program to repurchase up to $25 million of shares of our common stock. Repurchases under the share repurchase program commenced on September 19, 2016 and may occur through August 31, 2017. The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, we may acquire shares in open market transactions or privately negotiated transactions.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
10.1

Amendment No. 4 to Credit Agreement, dated as of September 21, 2016, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature page thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, and the Consenting Lenders.*

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

SMART & FINAL STORES, INC.
(Registrant)

November 17, 2016	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

November 17, 2016	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)