Form 10-K
period 2017-01-01
Smart & Final Stores, Inc.
filed 2017-03-17
CIK 1563407

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2017
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 19, 2016 was approximately $451,196,151.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2017
common stock, $0.001 par value	73,036,424

Documents Incorporated by Reference:

         Portions of the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended January 1, 2017.

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

  •
  inflation and deflation can impact our net sales, inventory, costs of goods sold and gross margin and operating leverage;

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

PART I

Item 1.    Business.

Who We Are

        We are a growth and value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of January 1, 2017, we operated 305 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices."

        As of January 1, 2017, we operated 246 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Eight years ago, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with approximately 16,400 SKUs, approximately 4,300 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of January 1, 2017, we operated 172 Extra! stores of which 94 represent conversions or relocations of legacy Smart & Final stores and 78 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated, in-part, by our acquisition of a dedicated perishables warehouse, and further supported by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        As of January 1, 2017, we also operated 59 Cash & Carry stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Nevada and Utah. Pricing in our Cash & Carry stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and with no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement.

        We believe that our "everyday low prices," unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse customer demographic.

Corporate History and Structure

        Smart & Final is one of the longest continuously operated food retailers in the United States and has become an iconic brand name in the markets we serve. We were founded in Los Angeles in 1871 as Hellman-Haas Grocery Company, a wholesale grocery supplier to businesses. We changed our name to Smart & Final Wholesale Grocers in the early 1900s after a merger with Santa Ana Grocery Company, a wholesale grocery supplier founded by J.S. Smart and H.D. Final. In the years that followed, we expanded the Smart & Final banner throughout California and into Nevada and Arizona. In 1998, we acquired the Portland, Oregon-based Cash & Carry store chain. Since the Cash & Carry acquisition, we have operated as a multi-banner food retailer.

        We were formed as a Delaware corporation on October 5, 2012 under the name SF CC Holdings, Inc., and we changed our name to Smart & Final Stores, Inc. on June 16, 2014. We were formed by funds affiliated with Ares Management, L.P. ("Ares Management") and, on November 15, 2012 we acquired all of the outstanding stock of Smart & Final Holdings Corp., the former ultimate parent company of all of our operating subsidiaries (the "Ares Acquisition"). In connection with the Ares Acquisition, each of Ares Corporate Opportunities Fund III, L.P. and Ares Corporate Opportunities Fund IV, L.P. (together, "Ares") made an equity contribution to us in exchange for shares of our common stock.

        We are a holding company and all of our operations are conducted through our operating subsidiaries, primarily Smart & Final Stores LLC and Cash & Carry Stores LLC (a direct wholly owned subsidiary of Smart & Final Stores LLC).

Our Industry

        Our Smart & Final stores operate in the U.S. food retail industry, which includes a variety of distribution channels, including conventional grocers, mass merchandisers, warehouse clubs, discounters, online retailers and other specialty stores. We believe that customers are increasingly attracted to alternative store formats, and that conventional grocers are losing market share as a result.

        Our Cash & Carry stores operate in the U.S. foodservice supply industry, which includes a variety of distribution channels, including warehouse clubs, foodservice delivery companies, online retailers and other specialty stores. The U.S. foodservice market continued to benefit from increased consumer spending on food-away-from-home, and accounted for 43% of total food expenditures in 2015, according to the Bureau of Labor Statistics.

What Makes Us Different

        We believe that the following competitive strengths position us for continuing growth as food shoppers increasingly focus on value and convenience:

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

        Sales at our Smart & Final stores benefit from a large base of diverse business customers. Our internal surveys indicate that our business customers typically shop Smart & Final for both their household and business needs and account for approximately 30% of our Smart & Final sales. On average, these business customers spend approximately twice as much per visit (including purchases of household SKUs) as our typical household customers. We believe our household customers enjoy "shopping with the pros" because it reinforces the perception of value, quality and selection. At Cash &

Carry , we believe our business customers appreciate our accessible locations and consistent shopping experience, where they shop for both everyday and supplemental business needs.

        Distinctive and value-focused merchandise offering, delivered through two store banners.    Our Smart & Final stores feature a comprehensive grocery offering at "everyday low prices," including high quality perishables, extensive selections of private label and national brand products and a large selection of club-pack sizes (over 3,000 SKUs). With approximately 16,400 SKUs in our Extra! stores and approximately 12,100 SKUs in our legacy Smart & Final stores, each of our Smart & Final store formats offers a wider variety of products than typical warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. Unlike warehouse clubs, we do not require customers to pay a membership fee. Our differentiated merchandising strategy also includes established private label brands and an extensive portfolio of national brand products in a broad range of product sizes. In fiscal year 2016, sales of private label items were approximately 28% of Smart & Final banner sales, and based on internal surveys commissioned by us, we estimate that approximately 39% of Smart & Final banner sales were from products or sizes (including both national brand and private label products) that are not typically found at conventional grocers.

        Our Cash & Carry stores offer customers a wide variety of approximately 8,500 key SKUs targeted to core foodservice needs, including an extensive selection of high quality perishables (approximately 46% of Cash & Carry banner sales in fiscal year 2016), national brand and private label grocery products, and related foodservice equipment and supplies. Our prices are targeted to be substantially lower than those of foodservice delivery companies and competitive with those of warehouse clubs. Our Cash & Carry stores do not require payment of a membership fee or minimum purchase amounts. We believe Cash & Carry customers value our low prices, extensive selection, price transparency and the ability to hand-select perishable products. In addition, we believe our customers value the convenience of being able to shop at times that are most suitable for their businesses, as opposed to receiving deliveries on a distributor's schedule. Our business customers also frequently utilize Cash & Carry as a convenient source for basic supplies or "fill-in" products that were either omitted from their regular foodservice delivery or of insufficient quantity and/or quality.

        Across both our Smart & Final and Cash & Carry banners, we believe our differentiated merchandising strategy and consistent focus on delivering value has enabled us to generate loyalty, referrals and repeat business.

        Well-positioned store base and flexible real estate strategy.    As of January 1, 2017, we operated 305 stores across seven contiguous states in the Western U.S., including 243 stores in the large and growing California market. Our long operating history has enabled us to establish a store footprint that would be difficult to replicate, and has provided us with deep institutional knowledge of the local real estate markets in which we operate.

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

        Passionate and experienced management team.    We are led by a passionate executive team with extensive food retail experience and a long history of operational excellence complemented by a seasoned team of store managers and senior merchants. We believe our management's experience will enable us to continue to grow our store base while improving operations and driving efficiencies through a strong focus on selling high quality products at "everyday low prices."

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

        As of January 1, 2017, we operated 305 stores across the Western United States, including 246 Smart & Final stores in California, Arizona and Nevada and 59 Cash & Carry stores in Washington, Oregon, Northern California, Idaho, Nevada and Utah. In addition, 15 legacy Smart & Final stores are operated by a joint venture in Northwestern Mexico. Our stores are located primarily in areas with higher concentrations of businesses in both smaller and mid-sized shopping centers and at stand-alone sites.

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

        The merchandise mix as a percentage of sales at our legacy Smart & Final, Extra! and Cash & Carry stores, respectively, for fiscal year 2016 was as follows:

	Smart & Final
			Cash & Carry
	Extra!	Legacy
Perishables	37%	29%	46%
Grocery	34%	36%	34%
Beverage	16%	17%	4%
Paper and Packaging	8%	11%	11%
Restaurant Equipment and Janitorial Supplies	5%	7%	5%

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

        Meat and Deli.    We offer an extensive selection of quality beef, poultry, pork and seafood products, under various national brands and our private label brand, Cattlemen's Finest®. Our meat selection comes in a variety of cut sizes, including individual cuts and hard-to-find large "sub-primal cuts" targeted to our foodservice customers but also enjoyed by our household customers. In addition, our deli department offers an assortment of oven-roasted chicken, salads and other fresh and appetizing meal solutions.

        Dairy and Cheese.    We offer an expansive selection of milk, yogurt, fresh cheeses, ice cream and other dairy products sold under national brands and our signature private label brand First Street®, Sun Harvest® and Simply Value® labels.

        Grocery.    We offer an extensive selection of everyday grocery items, including pastas, rice, breads, canned fruits and vegetables, cookies, crackers, spices and oils. Customers can choose from a broad range of product sizes, including single units, club-packs and bulk foods. We sell grocery products under national brands and a variety of our private label brands, including First Street®, La Romanella®, Montecito®, Tradewinds®, Sun Harvest® natural and organic products, and Simply Value®. We also offer a selection of personal care items under national brands and our Iris® private label.

        Beverage.    We offer a wide variety of beverage products, including hot beverage items, bottled waters, juices, sports and energy drinks, carbonated soft drinks and, in most of our stores, beer, wine and spirits. We sell products under national brands, and under our Ambiance® and our First Street® private label brands.

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

Cash & Carry Store Products

        We offer a wide variety of SKUs in our Cash & Carry stores, which are tailored to the core needs of foodservice businesses such as restaurants, caterers and other foodservice providers, as well as businesses and community organizations.

        Our Cash & Carry stores feature the following departments:

        Produce.    We offer a broad selection of fresh, high quality fruits and vegetables arranged in large walk-in refrigerated boxes, which accommodate large rolling carts. We believe our customers value the ability to hand-select their produce, a feature that is generally not available from foodservice delivery companies.

        Meat and Deli.    We offer an extensive selection of quality beef and pork products. Our meat selection is also presented in large walk-in refrigerators and comes in a variety of cut sizes, including individual cuts and large "sub-primal cuts." We believe our customers value the ability to hand-select their meat products to accommodate specific recipes or presentations. We also offer a full line of frozen portion control products, which enable foodservice users to control their menu costs. In addition, our deli department offers an assortment of deli meats and prepared products in bulk sizes.

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

Private Label Products

        Our private label products are developed to provide our customers with a wide range of merchandise unique to our stores. We seek to provide quality that is equal to or better than the national brand equivalents at a lower price point. We offer private label products across a broad array of categories with over 3,000 SKUs, with our First Street label representing approximately 78% of private label sales in fiscal year 2016. We believe our ability to develop and competitively source quality private label products are important elements of our product offering. Private label products represented 28.1% of net sales at our Smart & Final stores and 15.3% of net sales at our Cash & Carry stores for fiscal year 2016. This compares to 29.6% and 15.1%, respectively, for fiscal year 2015.

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

        For our Smart & Final stores, we advertise primarily through distribution of a weekly print circular, targeted to reach potential customers at a sub-Zip Code level based on defined trade areas for each store. We produce separate versions of the circular for stores in different geographic areas and competitive regions, for newly opened or remodeled stores and for special promotional purposes. In addition to the weekly circular, we utilize a supplemental bi-monthly distribution of a separate printed circular targeted to business customers. This business circular contains key business SKUs and pricing and is focused on high volume, price sensitive items for foodservice and other business customers. We also have an in-store marketing program that includes a "tag and sign" program, special signage for "buy more, save more" discounts and aisle banners. In addition, we maintain our website, www.smartandfinal.com, on which we offer or advertise special deals and coupons. To support our market positioning and drive visits to Smart & Final stores, we utilize radio and television advertising around major food holidays and we are expanding our digital and social media presence.

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

        For our Cash & Carry stores, our primary advertising is through bi-weekly mail distributions of "Hot Sheets" to potential key foodservice customers which include pricing specials on key foodservice items. The distribution is targeted to customers identified by business type and proximity to our Cash & Carry stores. We also direct mail themed flyers to potential customers for special events and distribute flyers in our Cash & Carry stores to target purchasers of specific products. On our website, www.smartfoodservice.com, we offer vendor promotions, industry information, videos from successful customers and a catalog to create shopping lists.

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

        Our strong supplier relationships support our differentiated merchandising strategy. Many of our national brand and private label vendors supply us with club-pack and bulk-size SKUs that they do not offer to conventional grocers, in addition to the single-unit products we offer that are not sold by warehouse clubs. These products enable us to provide a broader range of product sizes than our competitors, and are designed to provide significant savings for our customers. Our Smart & Final stores purchase products from a network of national brand companies, regional and local brands and strategically sourced private label suppliers. We seek to obtain high quality products at acquisition costs that allow us to maintain our pricing objectives.

        We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs, and we believe that our sales growth presents unique opportunities to achieve continuing synergies. Our Smart & Final stores are not dependent on any individual supplier, and no product supplier represented more than 2% of our Smart & Final banner cost of sales during fiscal year 2016.

        For our 59 Cash & Carry stores we employ a hybrid purchasing model to achieve operational efficiency. Cash & Carry management specifies all the products for our stores, and we operate under an agreement with Unified Grocers, Inc. ("Unified Grocers"), a regional grocery cooperative, whereby Unified Grocers acts as our primary purchasing and warehouse supplier for primary grocery and perishable products. Where applicable, Unified Grocers purchases products and maintains inventory in its warehouse facilities, filling orders from Cash & Carry stores as needed. This arrangement leverages the purchasing ability of Unified Grocers and allows our Cash & Carry stores to shift maintenance of warehouse inventories to a third party. Approximately 82.0% and 81.3% of our product requirements (measured at cost) for our Cash & Carry stores for each of fiscal year 2015 and 2016 were made through our relationship with Unified Grocers. Based on Unified Grocer's disclosure in its public filings, we accounted for approximately 17% of Unified Grocer's total net sales for the fifty-two week period ended October 1, 2016.

        Our Cash & Carry stores also purchase certain products through agreements with two other suppliers on a more traditional supplier basis. We believe that these relationships could be replicated at similar economics.

Product Distribution

        We support our Smart & Final stores in California, Arizona and Nevada through a network of Company-controlled distribution facilities. These include Company leased-and-operated facilities, dedicated leased facilities operated by third-party logistics companies and shared third-party operations. Approximately 64% of Smart & Final store SKUs, including approximately 66% of perishable products in our California stores, are supplied from our Company-operated 445,000 square foot dry goods distribution center in Commerce, California and our Company-operated 241,000 square foot perishables warehouse in Riverside, California. The balance of our products (including frozen goods, deli and selected dry grocery) are supplied by third party-operated distribution centers or manufacturers' direct store delivery systems. By design, our network of distribution centers and third party operations has a flexible capacity to support our anticipated growth.

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

        Our Cash & Carry stores are primarily served through a contract service agreement with Unified Grocers. Unified Grocers maintains four primary distribution centers in the Western United States, and we primarily supplied from Unified Grocers' Portland, Oregon and Seattle, Washington facilities.

        By design, our network of distribution centers and third party operations has a flexible capacity to support our anticipated growth.

Store Selection and Economics

        We believe we have substantial opportunities for new store growth in our Extra! format. We have identified near-term opportunities for growth within our existing market areas, and longer-term opportunities in adjacent markets. We believe our flexible approach to the size of our stores and ability to utilize a wide variety of existing real estate provides us with flexibility in site selection, including entering into new developments, "second use" store spaces formerly operated by other retailers such as conventional grocers, office supply stores and electronics retailers and conversion of non-retail store sites to retail store use. We believe our value positioning allows us to serve a diverse demographic of customers which in turn allows us flexibility in selecting new sites.

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

        We currently expect to open approximately 15 new Extra! stores in fiscal year 2017 and plan to continue opening additional new stores for the foreseeable future. We also plan to opportunistically grow our Cash & Carry store base. We expect to open four new Cash & Carry stores in fiscal year 2017, and continue opening additional new stores for the foreseeable future.

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

        Our Smart & Final stores target both household and business customers, who represented 71% and 29%, respectively, of banner sales for fiscal year 2016. We believe that while sales to our Smart & Final banner's business customers, including restaurant owners, caterers, institutional consumers, offices and community organizations, are less than sales to household customers, business customers provide an important point of differentiation in the product mix of our stores. The resulting product mix establishes an environment whereby both household and business customers have the opportunity to purchase SKUs from a distinctive merchandising offering, fulfilling a larger fraction of customer needs.

        Our Cash & Carry stores primarily target business customers, including restaurants, caterers and a wide range of other foodservice providers. We believe that business customers represented an estimated 90% of our banner sales for fiscal year 2016, and for many of these customers we represented a primary source of supply. While not a primary customer target, our Cash & Carry stores also serve household customers, which represented an estimated 10% of our banner sales for fiscal year 2016. We believe our Cash & Carry banner customers enjoy our "everyday low prices," our extensive SKU selection, our price transparency, the opportunity to purchase larger quantities at "case discount" prices and our accessible locations.

Mexico

        We are party to a joint venture agreement in connection with the operation of 15 Smart & Final stores in Northwestern Mexico as of January 1, 2017. We have a 50% interest in the joint venture which we account for using the equity method of accounting. Our joint venture partner, Grupo Calimax S. A. de C.V., operates a chain of unaffiliated grocery stores across Northwestern Mexico. These Smart & Final joint venture stores are operated under in a style similar to our legacy Smart & Final format stores. We are party to a product supply agreement with the joint venture, pursuant to which we provide certain products to its stores, principally private label products.

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

Trademarks and Other Intellectual Property

        We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Smart & Final ®, Smart & Final Extra!®, Cash & Carry Smart Foodservice®, Ambiance®, Cattleman's Finest®, First Street®, Iris®, La Romanella®, Montecito®, Simply Value®, Sun Harvest® and Tradewinds® trademarks, are valuable assets that we believe reinforce our customers' favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors. For certain risks related to our trademarks and other intellectual property, see "Risk Factors—We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition and operating results."

Information Technology Systems

        We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We also maintain modern supply chain systems allowing for operating efficiencies and scalability to support our continued growth. All of our stores operate under one integrated information technology platform, and we plan to continue to invest in information technology to further enhance our technological infrastructure.

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

Employees

        As of January 1, 2017, we had 11,949 total employees, including 3,180 full-time and 8,769 part-time employees. Of this aggregate employee total 10,067 were employed in our Smart & Final stores, 705 were employed in our Cash & Carry stores, 717 were employed in our warehouses and distribution centers and 460 were employed in our corporate offices and store-support roles. As of January 1 2017, 214 Cash & Carry store employees were members of the International Brotherhood of Teamsters (the "Teamsters") and covered by a collective bargaining agreement. We consider relations with our employees to be good.

Corporate Information

        Our principal executive offices are located at 600 Citadel Drive, Commerce, California 90040 and our telephone number is (323) 869-7500. Our website address is www.smartandfinal.com. The information on or accessible through our website is not incorporated by reference into this Annual Report or in any other report or document we file with the Securities and Exchange Commission.

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

        Our principal competitors include conventional grocers such as Albertson's and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco, US Foods, and Performance Food Group, as well as online retailers and other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Also, some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

        Further, over the last several decades, the retail supermarket and foodservice industries have undergone significant changes. Companies such as Walmart, Costco and Aldi have developed lower cost structures than conventional grocers to provide their customers with an "everyday low price" offering. In addition, wholesale outlets such as Restaurant Depot offer an additional low-cost option in the markets they serve. To the extent more of our competitors adopt an "everyday low price" strategy, we could be pressured to lower our prices, which would require us to achieve additional cost savings to offset these reductions. We may be unable to change our cost structure and pricing practices rapidly enough to successfully compete in that environment.

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

        Although we believe that the U.S. market can support additional Extra! and Cash & Carry stores, we cannot assure you when or whether we will open any new stores. We may not have the level of cash flow or financing necessary to execute our additional store growth. If and when such store openings occur, we cannot assure you that these new stores will be successful or result in greater sales and profitability.

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

        Some of our new stores may be located in areas where we have little experience or where we lack brand recognition. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets. If we fail to successfully execute our growth strategy, including by opening new stores, our financial condition and operating results may be adversely affected.

        Our continued growth also depends, in part, on our ability to successfully expand or convert certain of our legacy Smart & Final stores to our Extra! format, and to relocate certain of our Smart & Final stores to new locations as Extra! stores. If we fail to successfully identify the Smart & Final stores suitable for expansion, conversion or relocation, or fail to manage such projects in a cost-effective manner, our financial condition and operating results may be adversely affected.

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

        We may not be able to maintain or increase the levels of comparable store sales that we have experienced in the past. Our comparable store sales growth could be lower than our historical average for many reasons, including:

  •
  general economic conditions;

  •
  the effect of new and acquired stores entering into the comparable store base;

  •
  the opening of new stores that cannibalize store sales in existing markets;

  •
  increased competitive activity;

  •
  price changes in response to competitive factors;

  •
  supply shortages;

  •
  consumer preferences, buying trends and spending levels;

  •
  product price deflation;

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

Our plans to convert, expand or remodel certain of our existing stores and build new stores in our current markets could require us to spend capital, which must be allocated among various projects. Failure to use our capital efficiently could adversely affect our financial condition and operating results.

        Since August 2008, we have converted 94 Smart & Final stores to our Extra! format through a combination of store conversions, expansions and relocations. Our recent conversions and relocations have been completed for a net cash investment ranging from $2.5 million to $3.4 million. We intend to convert, expand or relocate additional stores over the next several years. However, we cannot assure you that our future activity will require similar levels of investment, reach the sales and profitability levels of our Smart & Final or Extra! stores or be completed at all. If any of these initiatives prove to be unsuccessful, we may experience reduced profitability and could be required to delay, significantly curtail or eliminate planned new store openings, conversions, expansions or remodels.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may adversely affect our financial condition and operating results.

        We could suffer significant inventory losses in the event of the loss of a major supplier, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. We have a significant focus on perishable products, sales of which accounted for approximately 37% of our net sales for each of our fiscal years 2015 and 2016, and rely on various suppliers to provide and deliver our perishable product inventory on a continuous basis. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply or increase the price of fresh produce.

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

The current geographic concentration of our stores and net sales creates an exposure to local or regional downturns or catastrophic occurrences.

        As of January 1, 2017, we operated 230 Smart & Final stores in California, representing 93% of our total Smart & Final stores and accounting for 95% of Smart & Final banner sales in fiscal year 2016. Also, as of January 1, 2017, we operated 44 Cash & Carry stores in the Pacific Northwest (Washington, Oregon and Idaho), representing 75% of our total Cash & Carry stores and accounting for 77% of Cash & Carry banner sales in fiscal year 2016. In addition, we source a significant portion of our produce from California.

        As a result, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that adversely affect the areas in which we have stores or from which we obtain products, particularly in California and the Pacific Northwest, could adversely affect our financial condition and operating results. These factors include, among other things, changes in demographics, population, employee bases and economic conditions, wage increases, severe weather conditions, power outages and other catastrophic occurrences. Such conditions may result in reduced customer traffic and spending in our stores, physical damage to our stores, loss of inventory, closure of one or more of our stores, inadequate work force in our markets, temporary disruption in the supply of products, delays in the delivery of goods to our stores and a reduction in the availability of products in our stores. Any of these factors may disrupt our business and adversely affect our financial condition and operating results.

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

        As an example, Unified Grocers is the primary supplier of dry grocery and perishable products to our Cash & Carry stores, accounting for approximately 82% of our product requirements (measured at cost) for our Cash & Carry stores for fiscal year 2016 and 18% of our total Company product requirements (measured at cost) for fiscal year 2016. Since 1998, we have operated under a distribution arrangement with Unified Grocers. If our distribution arrangement with Unified Grocers was cancelled or Unified Grocers was unwilling or unable to supply our stores with dry grocery or perishable products, we could experience disruptions to our operations and incur unexpected expenses associated with finding one or more alternative suppliers or utilizing our own infrastructure to replace the products provided to and services performed for us by Unified Grocers.

Changes in commodity prices and availability may affect our financial condition and operating results.

        Many products we sell include ingredients such as wheat, corn, oils, milk, sugar, cocoa and other commodities. Commodity prices worldwide are subject to significant price fluctuations. Any increase in commodity prices may cause our suppliers to seek price increases from us and price decreases may result in our competitors reducing retail prices on items containing such ingredients. We cannot assure you that we will be able to mitigate supplier efforts to increase our costs or competitive responses to decreasing prices, either in whole or in part. In the event we are unable to continue mitigating potential supplier price increases, we may consider raising our prices and our customers may be deterred by any such price increases. In addition, we may lower our retail prices in response to lower commodity costs or competitive conditions. Our financial condition and operating results may be adversely affected either through increased costs to us or lower prices and loss of customers due to competitive conditions, which may affect gross margins, or through reduced sales as a result of a decline in the number and average size of customer transactions.

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

        We distribute our products through seven distribution centers in California. The operations of five of these distribution centers are outsourced to third parties. See "Item 2—Properties." We also maintain relationships with numerous common carriers. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements or shipping problems, or any disruption or cancellation of our contractual relationships with the third party operators of our distribution centers, could adversely affect our ability to distribute products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brands. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason causing delays in shipment of products to our stores, our insurance may not be sufficient to cover losses we experience, which could adversely affect our business, financial condition and operating results.

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

        The food retail and foodservice industries are sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates and other economic factors that affect consumer spending and confidence or buying habits may adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, fluctuations in home values and retirement accounts, high unemployment and falling consumer confidence. As a result, consumers could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats. In addition, inflation or deflation could affect our business. Food deflation could reduce sales growth and profit margins, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result of any of these factors, our business, financial condition and operating results could be adversely affected.

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

        As of January 1, 2017, we had 11,949 employees. 214 of our employees, all of whom work in certain Cash & Carry stores, are members of the Teamsters and are covered by a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The unionization of a more significant portion of our workforce, particularly at our Company-operated distribution centers and Smart & Final stores, could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and operating results.

        Labor relations issues arise from time to time, including issues in connection with union efforts to represent employees at our stores and distribution centers, and with the negotiation of new collective bargaining agreements. If we fail to maintain satisfactory relations with our employees or with the Teamsters, we may experience labor strikes, work stoppages or other labor disputes. Negotiation of collective bargaining agreements also could result in higher ongoing labor costs. Also, our recruiting and retention efforts and efforts to increase productivity may not be successful and there may be a shortage of qualified employees in future periods. Any such shortage would decrease our ability to effectively serve our customers. Such a shortage would also likely lead to higher wages for employees and a corresponding reduction in our operating results.

We have obligations under our defined benefit employee pension plans and may be required to make plan contributions in excess of our current estimates.

        We sponsor one single-employer qualified defined benefit pension plan (the "Single-Employer Plan"), which, with limited exceptions, was frozen in 2008 with respect to new participants. In addition, we participate through our Cash & Carry operations in one multiemployer qualified defined benefit pension plan, the Western Conference of Teamsters Pension Plan (the "Multiemployer Plan"), on behalf of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. Neither the Single-Employer Plan nor the Multiemployer Plan are fully funded based on standards provided by the Pension Benefit Guaranty Corporation (the "PBGC"), in part due to increases in the costs of benefits provided or paid under the plans as well as lower returns on plan assets. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates may result in increased future funding contributions by us and, with respect to the Multiemployer Plan, other participating employers.

        Going forward, our required contributions to the Multiemployer Plan could also increase as a result of many factors, including the outcome of collective bargaining with the Teamsters, actions taken by the trustee that manages the plan, government regulations, the actual return on assets held in the plan and the payment of a withdrawal liability if we choose to exit the plan. Our risk of future increased payments may be greater if other participating employers withdraw from the Multiemployer

Plan and are not able to pay the total liability assessed as a result of such withdrawal or if the pension plan adopts surcharges and/or increased pension contributions as part of a rehabilitation plan.

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

        Certain of our employees are paid at rates related to the federal minimum wage. Many of our stores are located in states, including California, where the minimum wage is greater than the federal minimum wage and receive compensation equal to that state's minimum wage. The California minimum wage increased to $10.50 per hour effective January 1, 2017. Moreover, municipalities may set minimum wages above the applicable state standards. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.

        We provide health benefits to substantially all of our full-time employees and to certain part-time employees depending on average hours worked. Though employees generally pay a portion of the cost of such benefits, our cost of providing these benefits has increased steadily over the last several years. We anticipate future increases in the cost of health benefits, partly, but not entirely, as a result of the implementation of the Patient Protection and Affordable Care Act enacted in 2010 (the "ACA"), as well as other healthcare reform legislation which may be enacted by Congress and state legislatures, including modification to or the repeal of the ACA. Due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our future business. If the ACA is repealed or modified or if new legislation is passed, such action could significantly increase costs of the healthcare benefits provided to our employees, the ultimate costs of which and the potentially adverse impact to the Company and its employees cannot be quantified at this time. If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and operating results.

The loss of any of our executive officers could adversely affect our business.

        We are dependent upon each of our executive officers listed under "Management—Executive Officers." Losing the services of any or a significant number of such individuals could adversely affect our business, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any employee, though we are the beneficiary of life insurance policies on certain members of management for the primary purpose of funding our obligations under our non-qualified benefit plan.

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

        In connection with payment card sales and other transactions, including bank cards, debit cards, credit cards and other merchant cards, we process and transmit confidential banking and payment card information. Additionally, as part of our normal business activities, we collect and store sensitive personal information related to our employees, and in some circumstances customers, vendors and other parties. Despite our security measures, our information technology and infrastructure may be vulnerable to criminal cyber-attacks or security incidents due to employee error, malfeasance or other vulnerabilities. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Third parties may have the technology and know-how to breach the security of this information, and our security measures and those of our banks, merchant card processing and other technology vendors may not effectively prohibit others from obtaining improper access to this information. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target; accordingly, we may be unable to anticipate these techniques or implement adequate preventative measures. Any security breach could expose us to risks of data loss or impairment, regulatory and law enforcement investigations, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation and relationships with our customers and adversely affect our business, financial condition and operating results.

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

        Our operations, which are characterized by a high volume of customer traffic and by transactions involving a wide variety of product selections, carry a higher exposure to consumer litigation risk when compared to the operations of companies operating in some other industries. Consequently, we may be a party to individual personal injury, product liability, intellectual property, employment-related and other legal actions in the ordinary course of our business, including litigation arising from food-related illness. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. While we maintain insurance, insurance coverage may not be adequate or available and the cost to defend against future litigation may be significant. There may also be adverse publicity associated with litigation that may decrease consumer confidence in our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and operating results.

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

        New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. The Financial Accounting Standards Board (the "FASB") is focusing on several broad-based convergence projects, including accounting standards for revenue, financial instruments and leases. See Note 2 Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under accounting principles generally accepted in the United States of America ("U.S. GAAP") in FASB Accounting Standards Codification 840, "Leases." In July 2011, the FASB made the decision to issue a revised exposure draft, which was issued in May 2013. On February 25, 2016, the FASB issued final guidance on lease accounting, which will be effective for us in 2019. The new guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is largely similar to current accounting. The guidance also eliminates real estate-specific provisions for all entities. Currently, substantially all of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The new accounting standard, as currently issued, would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. The guidance as issued may also affect the future reporting of our results from operations as both income and expense on leases previously accounted for as operating leases may be front-end loaded as compared to the existing accounting requirements. However, even if the new guidance is adopted as issued, certain incurrence ratios and other provisions under the credit agreements governing our credit facilities permit us to account for leases in accordance with the existing accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under U.S. GAAP as so amended.

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

        We currently participate through one of our wholly owned subsidiaries in the operation of 15 Smart & Final stores in Northwestern Mexico through a joint venture. For fiscal years 2015 and 2016, our Mexican operations generated approximately 2.3% and 16.3%, respectively, of our income from continuing operations. Our future operating results in Mexico could be adversely affected by a variety of factors, most of which are beyond our control. These factors include political conditions and instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations and other matters in this region, now or in the future. Foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our Mexican operations and could adversely affect our financial condition and operating results. Moreover, the economy in Mexico has in the past suffered from high rates of inflation and currency devaluations, which, if they occur again, could adversely affect our financial condition and operating results. Other factors that may affect, and additional risks inherent in, our Mexican operations include:

  •
  foreign trade, monetary and fiscal policies both of the U.S. and of Mexico, including such policies with respect to each other, which are subject to uncertainty in connection with the transition of a new presidential administration in the United States;

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

        As of January 1, 2017, we had outstanding indebtedness of approximately $616.6 million (net of debt issuance costs) under our first lien term loan facility (the "Term Loan Facility") and outstanding borrowings of approximately $62.4 million (net of debt issuance costs) under our asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). Our existing indebtedness and any additional indebtedness we may incur in the future could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

        In addition, the Credit Facilities place certain restrictions on SF CC Intermediate Holdings, Inc., a direct wholly owned subsidiary of Smart & Final Stores, Inc. and a guarantor under the Credit Facilities ("Intermediate Holdings"), with respect to the incurrence or creation of additional liens on the equity interests of certain subsidiaries, the preservation of its corporate existence and the maintenance of its passive holding company status.

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

        Our borrowings under the Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings as of January 1, 2017 under the Term Loan Facility would increase interest expense by approximately $0.5 million per year related to such debt, and a hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Revolving Credit Facility as of January 1, 2017 would increase interest expense related to such debt by approximately $0.8 million per year, assuming the Revolving Credit Facility is fully borrowed.

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

        The Term Loan Facility matures on November 15, 2022, and the Revolving Credit Facility matures on the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). If we cannot renew or refinance the Credit Facilities upon their respective maturities or, more generally, obtain funding when needed, in each case on acceptable terms, we may be unable to continue our current rate of growth and store expansion, which may have an adverse effect on our sales and operating results.

If our goodwill becomes impaired, we may be required to record a significant charge to earnings.

        We have a significant amount of goodwill. As of January 1, 2017, we had goodwill of approximately $611.2 million, which represented approximately 31.3% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our two reporting units (our Smart & Final stores and our Cash & Carry stores). If the fair value of the reporting unit is less than its carrying value, the fair value of the implied goodwill is calculated as the difference between the fair value of our reporting unit and the fair value of the underlying assets and liabilities, excluding goodwill. In the event an impairment to goodwill is identified, an immediate non-cash charge to earnings in an amount equal to the excess of the carrying value over the implied fair value would be recorded, which would adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates—Goodwill and Intangible Assets."

        Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Based on our annual impairment test during fiscal years 2016, 2015 and 2014, no goodwill impairment charge was required to be recorded. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could adversely affect our reporting units' respective fair values and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could adversely affect our financial condition and operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of January 1, 2017, we operated 305 stores in seven Western U.S. states, with an additional 15 stores in Northwestern Mexico in a joint venture, as shown in the chart below:

	Smart & Final
				Cash & Carry
State/Country	Extra!	Legacy	Total		Total
California	164	66	230	13	243
Washington	—	—	—	22	22
Oregon	—	—	—	19	19
Arizona	4	4	8	—	8
Nevada	4	4	8	1	9
Idaho	—	—	—	3	3
Utah	—	—	—	1	1

Subtotal:	172	74	246	59	305
Mexico	—	15	15	—	15

Total:	172	89	261	59	320

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

        As of January 1, 2017, we leased five distribution centers and our corporate office in Commerce, California from unaffiliated third parties. Our other two distribution centers are owned or leased by third parties. Information about such facilities is set forth in the table below:

Facility	Location	Square Footage*	Owned/Leased		Operated By
Distribution Center	Commerce, CA	445,000	Leased		Company
Distribution Center	Riverside, CA	241,000	Leased		Company
Distribution Center	Fontana, CA	349,000	Leased		Third Party
Distribution Center	Brea, CA	100,000	N/A	**	Third Party
Distribution Center	Chino, CA	102,000	Leased		Third Party
Distribution Center	Tracy, CA	151,000	Leased		Third Party
Distribution Center	Turlock, CA	75,000	N/A	**	Third Party
Corporate Office	Commerce, CA	81,000	Leased		Company

Total Square Footage:		1,544,000

*
Rounded to the nearest 1,000 square feet

**
Properties owned or leased by a third party

Item 3.    Legal Proceedings.

        On February 11, 2016, we received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning our handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. We have provided information and are cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, we recorded a loss related to this matter in an amount considered to be immaterial. At this time, we cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on our financial condition or operating results.

        We are engaged in various other legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate determination of these actions, claims and proceedings will either individually or in the aggregate have a material adverse effect on our consolidated results of operations or financial position.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock began trading publicly on the NYSE under the symbol "SFS" on September 24, 2014. As of January 1, 2017, there were approximately 485 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $14.10. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2016	$18.67	$14.84
Second Quarter of 2016	16.68	13.31
Third Quarter of 2016	16.16	12.16
Fourth Quarter of 2016	15.10	11.55

	High	Low
First Quarter of 2015	$18.73	$14.54
Second Quarter of 2015	19.84	16.58
Third Quarter of 2015	18.80	14.76
Fourth Quarter of 2015	18.59	13.84

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

        We did not declare or pay any dividends on our common stock during the year ended January 1, 2017.

Issuer Purchases of Equity Securities

        The following table provides information about our stock repurchases activities during the fourth quarter of fiscal year 2016.

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
October 10 to November 6, 2016	308,474	$13.03	308,474	$15,016
November 7 to December 4, 2016	1,218	13.45	—	15,016
December 5, 2016 to January 1, 2017	107,819	13.96	107,819	13,513

Total	417,511	$13.27	416,293

(1)
Periodic information is presented by reference to our fiscal periods during the fourth quarter of fiscal year 2016.

(2)
Average price per share includes related expense.

(3)
During the twelve weeks ended January 1, 2017, 1,218 shares of common stock were surrendered to the Company by participants under our long-term incentive plans to satisfy tax withholding obligations in connection with the vesting of 3,221 shares of restricted stock.

(4)
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

Recent Sales of Unregistered Securities

        During the year ended January 1, 2017, we did not sell any equity securities that were not registered under the Securities Act.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index ("RLX") and the S&P 500 Index ("SPI") for the period from the completion of our initial public offering (the "IPO") on September 24, 2014 through January 1, 2017. The graph assumes an investment of $100 made at the closing of trading on September 24, 2014 in (i) our common stock, (ii) the stocks comprising the RLX and (iii) the stocks comprising the SPI. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

 Comparison of 27 Month Cumulative Total Return*

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

	Successor(1)					Predecessor
					Period From November 15, 2012 Through December 30, 2012	Period From January 2, 2012 Through November 14, 2012
	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013

Consolidated Statement of Operations Data:
Net sales	$4,341,795	3,970,980	$3,534,244	$3,210,293	$378,550	$2,664,162
Cost of sales, buying and occupancy	3,712,291	3,372,120	3,006,955	2,736,357	333,787	2,265,154

Gross margin	629,504	598,860	527,289	473,936	44,763	399,008
Operating and administrative expenses	582,486	503,995	438,528	387,133	51,727	355,681
Income (loss) on property sales	—	—	—	—	5	(8,818)

Income (loss) from operations	47,018	94,865	88,761	86,803	(6,959)	34,509
Interest expense, net	32,654	32,687	37,602	50,365	7,133	20,761
(Loss) on early extinguishment of debt(2)	(4,978)	(2,192)	(2,224)	(24,487)	—	—
Equity in earnings of joint venture	1,525	1,378	1,037	1,649	—	820

Income (loss) from continuing operations before income taxes	10,911	61,364	49,972	13,600	(14,092)	14,568
Income tax (provision) benefit	2,037	(23,102)	(16,854)	(5,429)	4,804	(244)

Net income (loss)	$12,948	38,262	$33,118	$8,171	$(9,288)	$14,324

Per Share Data:
Basic earnings (loss) per share	$0.18	0.52	$0.54	$0.14	$(0.16)	$1.07
Diluted earnings (loss) per share	$0.17	0.50	$0.52	$0.14	$(0.16)	$1.03
Weighted average shares outstanding—basic	72,727,071	73,121,964	61,455,584	57,030,099	56,848,190	13,363,635
Weighted average shares outstanding—diluted	78,026,159	77,141,621	63,841,118	59,387,487	56,848,190	13,927,566
Selected Operating Data:
Comparable store sales growth(3)	(0.5)%	4.5%	6.3%	4.0%	5.3%	6.9%
Smart & Final banner	(0.6)%	4.4%	5.0%	3.4%	5.2%	7.3%
Cash & Carry banner	(0.3)%	4.5%	10.0%	6.1%	5.5%	5.4%
Stores at end of period	305	276	254	240	235	236
Smart & Final banner	246	221	201	188	183	184
Extra! format	172	127	98	69	56	56
Cash & Carry banner	59	55	53	52	52	52
Square feet at end of period	7,260,880	6,034,336	5,342,915	4,899,403	4,756,165	4,774,486
Average store size at end of period(4)	23,806	21,864	21,035	20,414	20,239	20,231
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,235	59,327	$106,847	$53,699	$35,987	$92,676
Total assets	1,952,419	1,817,081	1,729,292	1,599,541	1,572,914	1,049,039
Long-term debt (including debt discount)	616,588	586,956	588,117	706,191	704,734	304,074
Total stockholders' equity	552,249	566,571	517,208	341,859	307,023	287,076

(1)
All of the earnings per share data, share numbers, share prices and exercise prices have been adjusted on a retroactive basis for the Successor periods to reflect the 190-for-one stock split effected on September 19, 2014.

(2)
In the third quarter of fiscal year 2016, we recognized a loss on early extinguishment of debt of $5.0 million in connection with an amendment to our Term Loan Facility and the write-off of unamortized debt discount and debt issuance costs. In the second quarter of fiscal year 2015, we recognized a loss on early extinguishment of debt of $2.2 million in connection with an amendment to our Term Loan Facility and the write-off of unamortized debt discount and debt issuance costs. In the third quarter of fiscal year 2014, we recognized a loss on early extinguishment of debt of $2.2 million in connection with the use of the net proceeds of the IPO to repay a portion of our outstanding debt. In the second and fourth quarters of fiscal year 2013, we recognized a loss on early extinguishment of debt of $24.5 million in the aggregate in connection with a repricing amendment to the Term Loan Facility.

(3)
For more information regarding our calculation of comparable store sales growth, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations—Net Sales" on page 46 of this Annual Report.

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

Business Overview

        We are a high-growth, value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and highly productive store banners: Smart & Final and Cash & Carry. As of January 1, 2017, we operated 305 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes.

        We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the fifty-two weeks ended January 1, 2017, our Smart & Final and Cash & Carry segments represented approximately 78.3% and 21.7%, respectively, of our consolidated sales, compared to 76.5% and 23.5%, respectively, for the fifty-three weeks ended January 3, 2016.

        Our Smart & Final segment is based in Commerce, California and includes, as of January 1, 2017, 74 legacy Smart & Final stores and 172 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

        Our Cash & Carry segment is based in Portland, Oregon and includes, as of January 1, 2017, 59 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Utah, Idaho and Nevada. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of "case quantity" or single unit purchases.

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

        As of January 1, 2017, for fiscal year 2016, we had a portfolio of approximately 3,000 private label items, which represented 28.1% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

        Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Food inflation rose sharply in the first half of 2014, but moderated in the third quarter of 2014. Beginning in the second quarter of 2015 and continuing throughout 2016, we experienced deflation in certain food and non-food commodities. Market dynamics have caused us to pass cost decreases through to customers, which has negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. We expect deflationary pressures to continue into the first half of 2017, with deflation easing as we move into the second half of the year.

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

Equity in Earnings of Mexico Joint Venture

        Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of January 1, 2017, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Additional Week in Fiscal Year 2015

        Fiscal year 2015 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in "—Fiscal Year 2016 Compared to Fiscal Year 2015" and "—Fiscal Year 2015 Compared to Fiscal Year 2014" below.

Term Loan Facility

        Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness. In connection with the Ares Acquisition, we entered into the Term Loan Facility, a second lien term loan facility (the "Second Lien Term Loan Facility") consisting of $195.0 million of term indebtedness and our $150.0 million Revolving Credit Facility. On December 19, 2013, the Company repaid the Second Lien Term Loan Facility in full.

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

        During the third quarter of fiscal year 2016, we amended the Term Loan Facility to increase the size of the Term Loan Facility by $30.1 million and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with such amendment, the Eurocurrency Borrowings applicable margin was increased from 3.25% to 3.50%. We recorded a $5.0 million loss on the early extinguishment of debt in the third quarter of fiscal year 2016. We also amended our Revolving Credit Facility to increase the committed amount to $200 million and extend the November 15, 2017 maturity date to the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). We also reduced the applicable margin ranges with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and(ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%.

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

Basis of Presentation

        Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on January 1, 2017 and was a 52-week period ("Fiscal Year 2016"). Our fiscal year ended on January 3, 2016 was a 53-week period ("Fiscal Year 2015") and our fiscal year ended on December 28, 2014 was a 52-week period ("Fiscal Year 2014").

        All of the earnings per share data, share numbers, share prices, and exercise prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

        The following table contains results of operations for fiscal years 2016, 2015 and 2014.

Dollars in thousands, except per share data	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net sales	$4,341,795	$3,970,980	$3,534,244
Cost of sales, buying and occupancy	3,712,291	3,372,120	3,006,955

Gross margin	629,504	598,860	527,289
Operating and administrative expenses	582,486	503,995	438,528

Income from operations	47,018	94,865	88,761
Interest expense, net	32,654	32,687	37,602
Loss on early extinguishment of debt	(4,978)	(2,192)	(2,224)
Equity in earnings of joint venture	1,525	1,378	1,037

Income from operations before income taxes	10,911	61,364	49,972
Income tax benefit (provision)	2,037	(23,102)	(16,854)

Net income	$12,948	$38,262	$33,118

Earnings per share:
Net income per share—Basic	$0.18	$0.52	$0.54
Net income per share—Diluted	$0.17	$0.50	$0.52

        The table below sets forth the components of our consolidated statements of operations as a percentage of sales.

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	85.5%	84.9%	85.1%

Gross margin	14.5%	15.1%	14.9%
Operating and administrative expenses	13.4%	12.7%	12.4%

Income from operations	1.1%	2.4%	2.5%
Interest expense, net	0.7%	0.8%	1.1%
Loss on early extinguishment of debt	–0.1%	–0.1%	–0.1%
Equity in earnings of joint venture	0.0%	0.0%	0.0%

Income from operations before income taxes	0.3%	1.5%	1.4%
Income tax benefit (provision)	0.0%	–0.6%	–0.5%

Net income	0.3%	1.0%	0.9%

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales

        Net sales for fiscal year 2016 increased $370.8 million, or 9.3%, to $4,341.8 million as compared to $3,971.0 million for fiscal year 2015. The increase in net sales was primarily attributable to the opening of 33 new Extra! stores and four new Cash & Carry stores in fiscal year 2016, as well as the opening of 20 new Extra! stores and two new Cash & Carry stores fiscal year 2015. Non-comparable stores contributed $391.6 million, net of a decrease of approximately $70 million due to the extra week in fiscal year 2015. This net increase was partially offset by a comparable store sales decline of $20.8 million in our store banners.

        Comparable store sales for fiscal year 2016 decreased 0.5% as compared to fiscal year 2015. This decrease in comparable store sales was attributable to a decrease of 1.3% in comparable average transaction size, partially offset by an increase in comparable transaction counts of 0.8%.

        Net sales for our Smart & Final segment increased $363.8 million, or 12.0%, to $3,400.8 million as compared to $3,037.0 million for fiscal year 2015. Of this increase in net sales, $382.0 million, net of a decrease of approximately $54 million due to the extra week in fiscal year 2015, was primarily attributable to the 33 new Extra! stores opened in 2016 and 20 new Extra! stores opened in 2015. Comparable store sales for fiscal year 2016 for our Smart & Final segment decreased 0.6% as compared to fiscal year 2015, driven by a 0.9% increase in comparable transaction counts offset by a 1.5% decrease in comparable average transaction size.

        Net sales for our Cash & Carry segment increased $7.0 million, or 0.8%, to $941.0 million as compared to $934.0 million for fiscal year 2015. Of this increase in net sales, $9.8 million, net of a decrease of approximately $16 million due to the extra week in fiscal year 2015, was primarily attributable to the four new Cash & Carry stores opened in 2016 and the two new Cash & Carry stores opened in 2015. Comparable store sales for fiscal year 2016 for our Cash & Carry segment decreased 0.3% as compared to fiscal year 2015, driven by flat comparable transaction counts and a 0.3% decrease in comparable average transaction size.

Gross Margin

        Gross margin for fiscal year 2016 increased $30.6 million, or 5.1%, to $629.5 million as compared to $598.9 million in fiscal year 2015. As a percentage of sales, gross margin for fiscal year 2016 was 14.5% as compared to 15.1% in fiscal year 2015. The increase in gross margin attributable to increased sales was $55.9 million partially offset by a decrease in gross margin rate which decreased gross margin by $25.3 million. Compared to fiscal year 2015, gross margin as a percentage of sales for fiscal year 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.21%, including a 0.50% increase in our Smart & Final segment partially offset by a 0.29% decrease in our Cash & Carry segment) offset by higher store occupancy costs as a percentage of sales (accounting for a 0.78% increase, including a 0.77% increase in our Smart & Final segment and a 0.01% increase in our Cash & Carry segment). The increase in store occupancy costs in our Smart & Final segment was primarily due to increased building rent and depreciation costs related to our new store leases and capital spending for new and relocated stores. Warehouse and transportation costs as a percentage of sales were flat (including a 0.04% increase in our Smart & Final segment offset by a 0.04% decrease in our Cash & Carry segment). The impact of one less week in fiscal year 2016 on gross margin rate was insignificant.

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2016 were $582.5 million as compared to $504.0 million in fiscal year 2015. As a percentage of sales, operating and administrative expenses for fiscal year 2016 were 13.4% as compared to 12.7% in fiscal year 2015. The increase in operating and administrative expenses was primarily due to $42.2 million of increased wages, fringe benefits and incentive bonus costs, $24.9 million of increased other store direct expenses, $6.2 million of increased marketing costs in support of our new store openings and other marketing initiatives, $6.0 million of costs associated with store closures and asset impairment charges, and $4.1 million of other costs. Partially offsetting these increases was $2.4 million of decreased public company costs, a $1.3 million gain associated with the death benefit on a company-owned life insurance policy that supports our deferred compensation program and a $1.0 million decrease in expense associated with changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. As a percentage of sales, operating and administrative expenses for fiscal year 2016 increased 0.7% to 13.4% as compared to fiscal year 2015. Approximately 0.30% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonus costs (including 0.43% increase in our Smart & Final segment partially offset by a 0.09% decrease in our Cash & Carry segment), 0.34% of the increase was due to increased other store direct expenses primarily in our Smart & Final segment, 0.06% of the increase was due to higher marketing costs (including 0.05% in our Smart & Final segment and 0.01% in our Cash & Carry segment), 0.14% of the increase was due to costs associated with store closures and asset impairment charges, and 0.04% of the increase was due to other cost increases. Partially offsetting these increases was a decrease in public company costs of 0.07%, a gain associated with the death benefit on a company-owned life insurance policy of 0.03%, and a decrease of 0.03% was due to changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. The impact of the one less week in fiscal year 2016 on operating and administrative expense rate was insignificant.

Interest Expense, Net

        Interest expense for each of fiscal years 2016 and 2015 was $32.7 million. As a percentage of sales, interest expense was 0.7% for fiscal years 2016 and 0.8% for fiscal year 2015.

Loss on Early Extinguishment of Debt

        We recorded a $5.0 million loss on the early extinguishment of debt in fiscal year 2016 and $2.2 million fiscal year 2015. The loss in fiscal year 2016 was related to the amendment to our Term Loan Facility in the third quarter to increase the Eurocurrency Borrowings applicable margin from 3.25% to 3.50%. Additionally, we increased the size of the Term Loan Facility by $30.1 million and extended the original November 15, 2019 maturity date to November 15, 2022. Costs associated with such loss were related to fees paid in connection with the amendment and the write-off of unamortized debt discount and debt issuance costs. The loss in fiscal year 2015 was related to the amendment of our Term Loan Facility in the second quarter to decrease the applicable margin from 3.75% to 3.25%. Costs associated with such loss were related to fees and the write-off of unamortized debt discount and deferred financing costs.

Income Tax Benefit (Provision)

        Our income tax benefit for fiscal year 2016 was $2.0 million as compared to an income tax provision of $23.1 million in fiscal year 2015. Our effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2016 was a benefit of 21.7% as compared to an income tax provision rate of 38.5% in fiscal year 2015. Significant factors reducing the income tax provision in fiscal year 2016 include excess tax benefits from the early adoption of ASU 2016-09, reversal of an uncertain tax liability related to the successful resolution of the 2012/2013 Internal Revenue Service audit and an increase in tax credits relating to the Work Opportunity Tax Credit.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2016 was $1.5 million as compared to $1.4 million in fiscal year 2015.

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

Liquidity and Capital Resources

        Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under the Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. We believe that our existing cash and cash equivalents, cash anticipated to be generated by operating activities, and borrowings under the Credit Facilities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of January 1, 2017, we had $64.0 million drawn under our Revolving Credit Facility and $54.2 million of cash and cash equivalents.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Cash and cash equivalents at end of period	$54,235	$59,327	$106,847
Cash provided by operating activities	97,093	145,391	125,337
Cash used in investing activities	(153,252)	(196,616)	(117,370)
Cash provided by financing activities	51,067	3,705	45,181

Fiscal Year 2016 Compared to Fiscal Year 2015

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

        Cash provided by operating activities for fiscal year 2016 decreased $48.3 million to $97.1 million as compared to $145.4 million for fiscal year 2015. This decrease was primarily attributable to lower net income and increased working capital. During fiscal year 2016, we made cash interest payments of $29.8 million and cash pension contributions of $8.8 million, as compared to cash interest payments of $29.5 million and cash pension contributions of $8.2 million during fiscal year 2015.

Investing Activities

        Cash used in investing activities decreased $43.3 million to $153.3 million for fiscal year 2016 as compared to $196.6 million in fiscal year 2015. This decrease was primarily attributable to a $64.2 million reduction in payments for assets acquired in the Haggen Transaction partially offset by a $14.2 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of increased investment in store construction and equipment under our plans to accelerate openings of new Extra! stores and convert legacy stores to the Extra! format, a $5.8 million reduction in proceeds on sale of assets and a $0.7 million increase in other investments.

Financing Activities

        Cash provided by financing activities increased $47.4 million to $51.1 million for fiscal year 2016 as compared to $3.7 million for fiscal year 2015. This increase was primarily attributable to the $76.9 million of net borrowings on our Term Loan Facility and Revolving Credit Facility, net of loan fees paid, and $3.9 million of proceeds received from stock option exercises, partially offset by $33.4 million of stock repurchases.

        At January 1, 2017, we had cash and cash equivalents of $54.2 million, stockholders' equity of $552.2 million and debt, net of debt discount and debt issuance costs of $678.9 million. At January 1, 2017, we had working capital of $33.2 million as compared to $63.2 million at January 3, 2016. This decrease in working capital was primarily due to expenditures related to the acquisition of the 33 store leases and related assets from Haggen in fiscal year 2015.

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

        At January 3, 2016, we had cash and cash equivalents of $59.3 million, stockholders' equity of $566.6 million and debt, net of debt discount and debt issuance costs, of $590.9 million. At January 3, 2016, we had working capital of $62.1 million as compared to $116.7 million at December 28, 2014. This decrease in working capital was primarily due to increased borrowing on our Revolving Credit Facility, partially offset by increased inventory and prepaid expenses net of increased accounts payable and accrued liabilities in support of our store growth initiative.

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

        During fiscal year 2016, we opened 33 new Extra! stores (including 29 stores acquired in connection with the Haggen Transaction), as well as four new Cash & Carry stores. We currently plan to open an additional 15 new Extra! stores and four new Cash & Carry stores in fiscal year 2017. We estimate that the capital expenditure requirement for improvements and equipment for a new Extra! store averages $2.2 million. We estimate that the average capital expenditure requirement for a typical new Cash & Carry store is $1.6 million.

        During fiscal year 2016, we converted six legacy Smart & Final stores to our Extra! format (including four stores acquired in connection with the Haggen Transaction) and relocated six legacy Smart & Final stores to new Extra! locations. We plan to continue converting legacy Smart & Final stores to our Extra! format, including through relocations. In fiscal year 2017, we plan to relocate three legacy Smart & Final stores to new Extra! locations and convert four legacy Smart & Final stores to the Extra! format. We estimate that the average capital expenditure requirement for a typical Extra! conversion is $2.9 million.

        During fiscal year 2015, we paid $66.4 million in cash to acquire 33 store leases and related assets from Haggen. During fiscal year 2016, we converted, remodeled and opened these stores as new Extra! locations. We estimate that the average additional capital expenditure requirement to remodel and convert these acquired properties into Extra! stores was $1.8 million. In addition, these stores required capital for inventory, operational needs and cash pre-opening expenses.

        We plan to continue investing in our legacy Smart & Final and older Extra! stores with store remodels. During fiscal year 2016, we remodeled two of our legacy Smart & Final stores. In fiscal year 2017, we plan to remodel two of our legacy Smart & Final stores. We estimate that the average capital expenditure requirement for a typical legacy Smart & Final format remodel is $0.7 million. During fiscal year 2016, we remodeled seven of our older Extra! stores and plan to remodel seven older Extra! stores in fiscal year 2017. We estimate that the average capital expenditure requirement for a typical Extra! format remodel is $1.8 million.

        For fiscal year 2016, total capital expenditures, including property, plant and equipment and capitalized software, were $151.2 million net of tenant improvement allowances. We estimate total capital expenditures to be $134 million for fiscal year 2017, net of tenant improvement allowances. However, our capital program plans are subject to change upon our further review and we cannot assure you that these estimates will be realized.

        We typically enter into lease arrangements for our store properties. From time to time we may purchase a property or leasehold interest for an additional capital investment, depending on the property location and market value. Working capital investment related to a new store is approximately $0.3 million and primarily relates to inventory net of trade vendor accounts payable.

        We have various retirement plans which subject us to certain funding obligations. Our noncontributory defined benefit retirement plan covered substantially all of our full time employees prior to June 1, 2008. We froze the accruing of future benefits under this plan effective June 1, 2008, with the exception of approximately 450 hourly paid employees in our distribution and transportation operations. Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made cash contributions of $8.8 million in fiscal year 2016 and $8.2 million in fiscal year 2015. During fiscal year 2017, we plan to fund the total minimum required contribution of $11.7 million.

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

        As of January 1, 2017, the aggregate principal balance of amounts outstanding under our Term Loan Facility net of discount on debt issuance and debt issuance costs was $616.6 million. The term loans incurred under our Term Loan Facility have a maturity date of November 15, 2022. There is no required quarterly amortization of the principal amount. Smart & Final Stores LLC may prepay the Term Loans, in whole or in part, at any time. Mandatory prepayments are required in the amount of (i) the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility Collateral (as defined below), (ii) the net proceeds of the incurrence of indebtedness to the extent such indebtedness is not permitted under the terms of the Term Loan Facility and (iii) a percentage of annual "excess cash flow," as adjusted by voluntary prepayments.

        The Revolving Credit Facility provides for up to $200.0 million of borrowings (including up to $65.0 million for the issuance of letters of credit), subject to certain borrowing base limitations. Subject to certain conditions, we may increase the commitments under the Revolving Credit Facility by up to $100.0 million. The Revolving Credit Facility has a maturity date of July 19, 2021. As of January 1, 2017, we had $64.0 million outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit were $29.9 million. After giving effect to borrowings under the Revolving Credit Facility and outstanding letters of credit, we had $103.0 million of availability under the Revolving Credit Facility as of January 1, 2017.

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

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when a covenant trigger event has occurred and is continuing. If such a covenant trigger event has occurred and is continuing, Smart & Final Stores LLC is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. A covenant trigger event shall have occurred any time that availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10.0% of the line cap (the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect) (the "Trigger Threshold"). Once commenced, a covenant trigger event shall be deemed to continue until such time as availability equals or exceeds the Trigger Threshold for 20 consecutive days. As of January 1, 2017, no trigger event has occurred.

Contractual Obligations

        The following table sets forth our future payments due by period of our contractual obligations as of January 1, 2017, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$689,000	$64,000	$—	$—	$625,000
Interest on long-term debt	205,656	30,446	61,161	74,000	40,049
Operating leases	1,436,506	129,841	246,118	220,544	840,003

Total contractual obligations	$2,331,162	$224,287	$307,279	$294,544	$1,505,052

        The primary changes in our contractual obligations as of January 1, 2017 as compared to our contractual obligations as of January 3, 2016 relate to additional operating leases entered into during fiscal year 2016 primarily related to our new store growth, including leases acquired in connection with the Haggen Transaction. Additionally, during fiscal year 2016 we increased the size of the Term Loan Facility by $30.1 million and increased our borrowings on our Revolving Credit Facility by $59.0 million.

        The interest payments on our Term Loan Facility outstanding as of January 1, 2017 incorporate the effect of the interest rate swap, which effectively converts the variable rate of the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, for additional information on our interest requirements and interest rate swap contract.

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

        We have a contractual obligation under our supply agreement with Unified Grocers to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement expires in December 2018. The related amounts are not included in the above table.

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

Off Balance Sheet Arrangements

        As of January 1, 2017, we had no off-balance sheet arrangements.

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in our Cash & Carry operations. At the end of fiscal year 2016 and fiscal year 2015, there were 214 and 206 union employees covered under this plan, respectively. Our employer contributions and corresponding pension expense for this plan was $1.4 million for fiscal year 2016 and $1.4 million for fiscal year 2015.

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

        The Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955, pursuant to which the Teamsters Plan was established, provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised us that the minimum funding requirements of ERISA are being met as of January 1, 2016 (based on the most recent information available).

        As of December 31, 2015, the Teamsters Plan actuarial present value of accumulated plan benefits was $41,074.2 million and the actuarial value of assets for funding the standard account was $37,692.7 million, resulting in a funded percentage of 91.7%. The Teamsters Plan covered approximately 563,000 participants as of December 31, 2015. Approximately 1,500 employers participate in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2015 totaled $1,577.4 million.

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

        Beginning in the second quarter of fiscal year 2015 and continuing through the end of fiscal year 2016, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted our sales growth. We estimate that the applicable deflation rate for fiscal year 2016 was approximately 1.7% and we currently anticipate that the deflation rate will be approximately 0.2% for fiscal year 2017.

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

        We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option's expected term and price volatility of the underlying stock. The methods used to develop our assumptions are discussed further in Note 12, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

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

        Our detailed impairment analysis involves the use of both a market value method and discounted projected future cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. In the fourth quarter of fiscal year 2016, we completed our quantitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 1, 2017. Our quantitative assessment of potential goodwill impairment concluded that the fair value of the Smart & Final banner and Cash Carry banner each exceeded their respective carrying value, by over 50%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis would not result in an indication that the reporting unit's goodwill may be impaired.

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

Impairments of Long-Lived Assets

        In accordance with ASC 360, Property, Plant, and Equipment , ("ASC 360"), we assess our long-lived assets, including property, plant and equipment and assets under capital leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset's residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores' operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

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

        Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We recorded a pre-tax impairment loss related to property, plant and equipment of $1.2 million, $1.4 million and $0.7 million for our fiscal years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, and a pre-tax impairment loss related to capitalized software of $0.1 million in our fiscal year ended January 1, 2017 and $0.3 million in our fiscal year ended December 28, 2014, as discussed further in Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our audited consolidated financial statements.

Income Taxes

        Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and Mexico.

        Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluation future taxable income, including three years of cumulative operation income(loss). Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion or all of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods.

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

        We record unrecognized tax benefits as liabilities and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our estimates of unrecognized tax benefit liabilities. These differences will be reflected as increases or decreased to income tax expense in the period in which new information is available.

        We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $6.4 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

Self-Insurance

        We have various insurance programs related to our risks and costs associated with workers' compensation and general liability claims. We have elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective program.

        We have recorded self-insurance accruals of $51.7 million and $36.2 million as of January 1, 2017 and January 3, 2016, respectively related to our workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $11.7 million as of January 1, 2017 related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program. We have also recorded a corresponding insurance recovery receivable of $11.7 million as of January 1, 2017 from our third-party insurance carriers related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program.

        We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our self-insured liabilities at January 1, 2017, excluding the risk in excess of certain dollar limits related to self-insured program with our third-party insurance carriers, would have affected pre-tax income by approximately $2.0 million for fiscal year 2016. Historically, periodic adjustments to our estimates have not been material.

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

        Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at January 1, 2017 would have affected pre-tax income by approximately $0.4 million for fiscal year 2016.

Retirement Benefit Plans and Postretirement Benefit Plans

        Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans' funded status as of our fiscal year end date.

        The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2014, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 28, 2014. The impact of these new mortality assumptions resulted in an increase to our pension, supplemental executive retirement plan ("SERP") and postretirement benefit plan obligations and an increase in future related expense. In 2015, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 3, 2016. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. In 2016, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 1, 2017. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

        We determine the discount rate using current investment yields on high quality fixed income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate used to determine benefit obligations for our defined benefit pension plan as of January 1, 2017 was 4.30%. The discount rate used to determine benefit obligations under our SERP as of January 1, 2017 was 3.55%. The discount rate used to determine benefit obligations under our postretirement benefit plan as of January 1, 2017 was 4.20%.

        We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long term return. For fiscal year 2016, the Company's assumed rate of return for our defined benefit pension plan was 6.75%.

        Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/– 50 bps	$(18,357)/$20,967	$31/$301
Expected long-term return on plan assets	+/– 50 bps	—	(734)734
SERP:
Discount rate	+/– 50 bps	(1,305)/1,404	101/(111)
Postretirement benefit plan:
Discount rate	+/– 50 bps	(1,010)/1,123	(113)/18

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

Interest Rate Market Risk

        Based on our variable rate debt balance as of January 1, 2017, a 1% increase in interest rates would have increased our annual interest cost by approximately $1.5 million. This impact reflects any offset from our current hedging activities. If the interest rate were to decrease 1%, this would decrease our annual interest cost by approximately $0.7 million.

Foreign Currency Exchange Rate Market Risk

        We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $14.4 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Smart & Final Stores, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 1, 2017. Our audits also included the financial statement schedules listed in the index at item 15. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smart & Final Stores, Inc. and Subsidiaries at January 1, 2017 and January 3, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Smart & Final Stores, Inc. and Subsidiaries' internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

        We have audited Smart & Final Stores, Inc. and Subsidiaries' internal control over financial reporting as of January 1, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Smart & Final Stores, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Smart & Final Stores, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Smart & Final Stores, Inc. and Subsidiaries as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended January 1, 2017 of Smart & Final Stores, Inc. and Subsidiaries and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 16, 2017

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	January 1, 2017	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$54,235	$59,327
Accounts receivable, less allowances of $434 and $454 at January 1, 2017 and January 3, 2016, respectively	31,809	27,304
Inventories	278,718	234,289
Prepaid expenses and other current assets	48,769	29,072
Deferred income taxes	22,105	22,471

Total current assets	435,636	372,463
Property, plant, and equipment:
Land	9,106	10,940
Buildings and improvements	17,351	20,441
Leasehold improvements	301,522	237,820
Fixtures and equipment	353,764	266,080
Construction in progress	12,110	19,501

	693,853	554,782
Less accumulated depreciation and amortization	249,251	174,906

	444,602	379,876
Capitalized software, net of accumulated amortization of $13,293 and $12,356 at January 1, 2017 and January 3, 2016, respectively	10,392	11,365
Other intangible assets, net	369,519	376,122
Goodwill	611,242	611,242
Equity investment in joint venture	14,366	12,763
Other assets	66,662	53,250

Total assets	$1,952,419	$1,817,081

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$225,227	$194,149
Accrued salaries and wages	31,933	33,859
Accrued expenses	82,925	77,374
Current portion of debt, less debt issuance costs	62,352	3,904

Total current liabilities	402,437	309,286
Long-term debt, less debt issuance costs	616,588	586,956
Deferred income taxes	129,902	128,752
Postretirement and postemployment benefits	121,409	117,417
Other long-term liabilities	129,834	108,099
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.001 par value;
Authorized shares—340,000,000
Issued and outstanding shares—72,930,653 and 73,789,608 at January 1, 2017 and January 3, 2016, respectively	73	74
Additional paid-in capital	500,666	502,304
Retained earnings	65,093	70,181
Accumulated other comprehensive loss	(13,583)	(5,988)

Total stockholders' equity	552,249	566,571

Total liabilities and stockholders' equity	$1,952,419	$1,817,081

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net sales	$4,341,795	$3,970,980	$3,534,244
Cost of sales, buying and occupancy	3,712,291	3,372,120	3,006,955

Gross margin	629,504	598,860	527,289
Operating and administrative expenses	582,486	503,995	438,528

Income from operations	47,018	94,865	88,761
Interest expense, net	32,654	32,687	37,602
Loss on early extinguishment of debt	4,978	2,192	2,224
Equity in earnings of joint venture	1,525	1,378	1,037

Income before income taxes	10,911	61,364	49,972
Income tax benefit (provision)	2,037	(23,102)	(16,854)

Net income	$12,948	$38,262	$33,118

Basic earnings per share	$0.18	$0.52	$0.54
Diluted earnings per share	$0.17	$0.50	$0.52
Weighted average shares outstanding:
Basic	72,727,071	73,121,964	61,455,584
Diluted	78,026,159	77,141,621	63,841,118
Comprehensive income:
Net income	$12,948	$38,262	$33,118
Minimum pension, SERP and postretirement benefit plan obligation adjustment, net of tax (benefit) expense of $(4,908), $640, $(21,744), respectively	(7,332)	956	(32,480)
Derivative instruments:
Gain (loss), net of income tax expense (benefit) of $230, $(917) and $(1,670), respectively	345	(1,375)	(2,504)
Reclassification adjustments, net of income tax expense (benefit) of $10, $(21) and $6, respectively	15	(32)	9
Foreign currency translation	(623)	(1,120)	(426)

Other comprehensive loss	(7,595)	(1,571)	(35,401)

Comprehensive income (loss)	$5,353	$36,691	$(2,283)

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Amounts)

	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)		Total
Balance at December 29, 2013	57,171,190	$57	$311,935	$(1,117)	$30,984	$341,859
Issuance of common stock in IPO, net of issuance costs of $5,368	15,467,500	15	167,697	—	—	167,712
Issuance of common stock, other	9,500	—	79	—	—	79
Issuance of restricted stock awards	681,028	1	(1)	—	—	—
Share-based compensation	—	—	11,329	—	—	11,329
Excess tax benefit for exercise of stock options	—	—	728	—	—	728
Stock option exercise, net of 498,560 shares net settled	426,170	1	(2,217)	—	—	(2,216)
Net income	—	—	—	33,118	—	33,118
Other comprehensive loss	—	—	—	—	(35,401)	(35,401)

Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208

Issuance of restricted stock awards	29,662	—	—	—	—	—
Forfeiture of restricted stock awards	(29,058)	—	—	—	—	—
Share-based compensation	—	—	10,003	—	—	10,003
Excess tax benefit for exercise of stock-based compensation awards	—	—	358	—	—	358
Stock option exercises	85,286	—	719	—	—	719
Vested restricted stock awards withheld on net share settlement	(44,284)	—	(694)	—	—	(694)
Tax benefit of IPO transaction costs	—	—	2,415	—	—	2,415
Net income	—	—	—	38,262	—	38,262
Stock repurchases	(7,386)	—	(47)	(82)	—	(129)
Other comprehensive loss	—	—	—	—	(1,571)	(1,571)

Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571

Issuance of restricted stock awards	413,330	—	—	—	—	—
Forfeiture of restricted stock awards	(19,153)	—	—	—	—	—
Share-based compensation	—	—	9,803	—	—	9,803
Stock option exercises	1,196,162	1	4,666	—	—	4,667
Vested restricted stock awards withheld on net share settlement	(50,773)	—	(669)	—	—	(669)
Net income	—	—	—	12,948	—	12,948
Stock repurchases	(2,398,521)	(2)	(15,438)	(18,036)	—	(33,476)
Other comprehensive loss	—	—	—	—	(7,595)	(7,595)

Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Operating activities
Net income	$12,948	$38,262	$33,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,385	38,585	35,565
Amortization	35,630	30,181	28,629
Amortization of debt discount and debt issuance costs	2,511	2,780	3,275
Share-based compensation	9,803	10,003	11,329
Excess tax benefits related to share-based payments	—	(358)	(728)
Deferred income taxes	(1,469)	3,325	(3,826)
Dividend from joint venture	769	—	—
Equity in earnings of joint venture	(1,525)	(1,378)	(1,037)
Loss (gain) on disposal of property, plant, and equipment	282	(40)	(30)
Asset impairment	1,323	1,413	988
Loss on early extinguishment of debt	4,978	2,192	2,224
Changes in operating assets and liabilities:
Accounts receivable, net	(2,726)	(3,637)	(2,931)
Inventories	(44,429)	(10,885)	(13,902)
Prepaid expenses and other assets	(23,962)	(1,202)	(8,074)
Accounts payable	31,078	9,252	31,253
Accrued salaries and wages	(1,926)	5,277	6,245
Other accrued liabilities	22,423	21,621	3,239

Net cash provided by operating activities	97,093	145,391	125,337
Investing activities
Purchases of property, plant, and equipment	(148,043)	(132,738)	(114,933)
Proceeds from disposal of property, plant, and equipment	2,265	8,104	95
Assets acquired in Haggen Transaction	(2,257)	(66,440)	—
Investment in capitalized software	(3,193)	(4,265)	(2,466)
Purchase of intangible asset	—	—	(100)
Other	(2,024)	(1,277)	34

Net cash used in investing activities	(153,252)	(196,616)	(117,370)
Financing activities
Issuance of common stock in IPO	—	—	173,080
Issuance of common stock, other	—	—	79
Proceeds from exercise of stock options	4,667	719	450
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(669)	(694)	(2,667)
Fees paid in conjunction with debt financing	(8,500)	(1,335)	(315)
Borrowings on bank line of credit	97,000	15,000	—
Payments on bank line of credit	(38,000)	(10,000)	—
Issuance of bank debt, net of issuance costs	30,093	—	—
Payments on bank debt	—	—	(120,880)
Payments of public offering issuance costs	—	(214)	(5,046)
Excess tax benefits related to share-based payments	—	358	728
Stock repurchases	(33,524)	(129)	—
Contingent consideration related to acquisition of Smart & Final Holdings Corp.	—	—	(248)

Net cash provided by financing activities	51,067	3,705	45,181

Net (decrease) increase in cash and cash equivalents	(5,092)	(47,520)	53,148
Cash and cash equivalents at beginning of period	59,327	106,847	53,699

Cash and cash equivalents at end of period	$54,235	$59,327	$106,847

Cash paid during the period for:
Interest	$29,750	$29,462	$41,290

Income taxes	10,448	$23,729	$25,372

Non-cash investing and financing activities
Software development costs incurred but not paid	$24	$310	$419

Construction in progress costs incurred but not paid	$12,070	$8,534	$8,101

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

January 1, 2017

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

        The Company operates non-membership warehouse-style grocery stores under the "Smart & Final" banner in California, Arizona, and Nevada. These stores are operated through the Company's principal subsidiary, Smart & Final Stores LLC, a California limited liability company and an indirect wholly owned subsidiary of SFSI ("Smart & Final Stores"), and other related entities. Beginning in 2008, the Company began opening an expanded Smart & Final store format named "Smart & Final Extra!" ("Extra!"). At January 1, 2017, the Company operated 246 stores, including 172 Extra! format stores, under the "Smart & Final" banner.

        The Company also operates non-membership warehouse-style grocery stores in Washington, Oregon, California, Idaho, Utah, and Nevada under the "Cash & Carry" banner. At January 1, 2017, the Company operated 59 "Cash & Carry" stores.

        The Company classifies its operations into two reportable segments: "Smart & Final" and "Cash and Carry." For additional information on these segments, see Note 14, Segment Information.

        The Company's wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("SF Mexico"), is a Mexican holding company that owns 50% of a joint venture. The other 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group which is also the owner of the Calimax grocery store chain in Mexico. At January 1, 2017, this joint venture operated 15 "Smart & Final" format stores in Northwestern Mexico, similar in concept to the Company's U.S. "Smart & Final" stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("SFDN").

        The Company's 50% joint venture interest is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal year-end is reported in the consolidated balance sheets under "Equity investment in joint venture." The carrying value of the investment as of January 1, 2017 and January 3, 2016 represents undistributed earnings of the joint venture and an $8.0 million fair value purchase accounting adjustment recorded as a result of the Ares Acquisition. The "Retained earnings" on SFSI's consolidated balance sheets included earnings of SFDN of $1.5 million and $1.4 million at January 1, 2017 and January 3, 2016, respectively. As of December 30, 2012, SFDN has declared dividends of $15.4 million, representing earnings through 2011. Of the $15.4 million declared dividends, SFDN paid $0.8 million during the year ended January 1, 2017, $0.6 million during the year ended December 29, 2013 and $11.6 million during the period January 2,

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

1. Description of Business and Basis of Presentation (Continued)

2012 through November 14, 2012. At the end of fiscal years 2016 and 2015, the Company revalued the dividend receivable due to exchange rate fluctuations and recorded exchange losses of $0.4 million and $0.4 million, respectively. The undistributed earnings after 2011 are considered retained indefinitely for reinvestment and, accordingly, no provision is made for U.S. federal and state income taxes and foreign income taxes. See Note 9, Income Taxes.

Secondary Public Offering

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

Basis of Presentation

        The accompanying consolidated financial statements present the financial position, and results of operations and cash flows of SFSI as of January 1, 2017 and January 3, 2016, and for the years ended January 1, 2017, January 3, 2016 and December 28, 2014.

        The consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

        On September 19, 2014, SFSI's board of directors and stockholders approved a 190-for-one stock split on Common Stock. The accompanying consolidated financial statements and notes thereto give retroactive effect to the stock split for all periods presented.

2. Summary of Significant Accounting Policies

Fiscal Years

        The Company's fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Fiscal years 2016, 2015, and 2014 ended on January 1, 2017, January 3, 2016 and December 28, 2014, respectively. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal years 2016 and 2014 are 52-week fiscal years. Fiscal year 2015 is a 53-week fiscal year and the fourth quarter consisted of a thirteen-week period, ending on January 3, 2016.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents. The amounts due from banks for these transactions classified as cash equivalents was $28.0 million and $32.2 million as of January 1, 2017 and January 3, 2016, respectively. The carrying amount of cash equivalents is

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

        Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from SFDN, and other items. The receivable from SFDN primarily relates to billings for the shipment of inventory product to SFDN. The following table sets forth the major components of accounts receivable for each fiscal year-end (in thousands):

	January 1, 2017	January 3, 2016
Trade	$2,973	$3,231
Vendor	20,884	16,947
SFDN	1,237	1,792
Other	6,715	5,334

Total	$31,809	$27,304

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

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates first-in, first-out ("FIFO")) or market. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results. The Company had reserves for inventory losses and slow-moving inventory of $9.7 million and $7.0 million as of January 1, 2017 and January 3, 2016, respectively.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable and other current assets. As of January 1, 2017 and January 3, 2016, prepaid expenses and other current assets included $28.7 million and $11.8 million of income taxes receivable, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites of $3.1 million and $3.0 million at January 1, 2017 and January 3, 2016, respectively. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

        In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"), the Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores' operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements. As a result of such reviews, the Company recorded a pre-tax impairment loss of $1.2 million, $1.4 million and $0.7 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, in the Smart & Final segment. The impairment losses were reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss).

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value. As a result of such reviews, the Company recorded a pre-tax impairment loss of $0.1 million and $0.3 million in each of the years ended January 1, 2017 and December 28, 2014, in the Smart & Final segment, which was reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss). The Company did not report any impairment loss for the year ended January 3, 2016.

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

        During the fourth quarter of 2015, the Company acquired certain assets, including 33 store leases and related fixtures, equipment and liquor licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, "Haggen"). The Company recorded leasehold interests at fair value as of the acquisition dates. Acquired leasehold interests are finite lived intangible assets amortized straight-line over their estimated useful benefit period which is typically the lease term. During the year ended January 1, 2017, leasehold interests was increased for additional acquisition-related transaction costs and adjustments of $0.4 million. Amortization expense reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive income (loss) was $3.6 million and $0.2 million for the year ended January 1, 2017 and January 3, 2016, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the components of other intangible assets, net at January 1, 2017 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
January 1, 2017
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(13,886)	53,214
Leasehold interests	55,129	(3,824)	51,305

Total finite-lived intangible assets	123,229	(18,710)	104,519

Total intangible assets	$388,229	$(18,710)	$369,519

        The following table summarizes the components of other intangible assets, net at January 3, 2016 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
January 3, 2016
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(10,528)	56,572
Leasehold interests	54,750	(200)	54,550

Total finite-lived intangible assets	122,850	(11,728)	111,122

Total intangible assets	$387,850	$(11,728)	$376,122

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

Signature brands	20 years
Leasehold interests	24 years

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

        Signature brands are amortized on a straight-line basis. Amortization expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss) was $3.4 million, $3.7 million and $3.7 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

        Amortization of the finite-lived intangible assets over the next five fiscal years is as follows (in thousands):

2017	$6,982
2018	6,982
2019	6,976
2020	7,094
2021	6,761
Thereafter	69,724

$104,519

        In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The annual evaluation of impairment for fiscal year 2016 was performed as of December 4, 2016. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of the reporting unit's goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied value, then an impairment of goodwill has occurred and the Company would recognize an impairment charge for the difference between the carrying amount and the implied fair value of goodwill. For the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company did not recognize any goodwill impairment loss as a result of such evaluation.

        The Company evaluates its indefinite-lived intangible assets associated with trade names by comparing the fair value of each trade name with its carrying value. The Company determines the fair value of the indefinite-lived trade names using a "relief from royalty payments" methodology. This methodology involves estimating reasonable royalty rates for each trade name and applying these royalty rates to a revenue stream and discounting the resulting cash flows to determine fair value. For the years ended January 1, 2017, January 3, 2016 and December 28, 2014, the Company did not recognize any indefinite-lived trade name impairment loss as a result of such evaluation.

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

Other Assets

        Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses and other miscellaneous assets. As of January 1, 2017 and January 3, 2016, other assets included a dividend receivable from SFDN to SF Mexico of $1.3 million and $2.4 million, respectively.

Accounts Payable

        The Company's banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts were $56.7 million and $38.0 million at January 1, 2017 and January 3, 2016, respectively, and are included in "Accounts payable" in the consolidated balance sheets.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

Other Long-Term Liabilities

        Other long-term liabilities include primarily general liabilities, workers' compensation liabilities, liabilities for deferred compensation plan, leasehold interests and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. At November 15, 2012, the fair value of the lease obligations was $9.8 million. As of January 1, 2017 and January 3, 2016, leasehold interests, related to Ares Acquisition, of $6.6 million and $7.6 million, net of accumulated amortization of $3.2 million and $2.2 million, respectively, are included in other long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

        During the year ended January 1, 2017, the Company closed eight operating stores, resulting in an asset impairment loss of $0.7 million and lease obligation expense of $2.9 million, which were reported within "Operating and administrative expenses" on the accompanying consolidated statements of operations and comprehensive income.

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

Vendor Rebates and Other Allowances

        As a component of the Company's consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates or other allowances. As prescribed by ASC 605, Revenue Recognition , these vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebate or allowance and as a component of cost of sales as the inventory is sold. Certain of these vendor contracts provide for rebates and other allowances that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates and other allowances are given accounting recognition at the point at which achievement of the specified performance measures are deemed to be probable and reasonably estimable.

Operating and Administrative Expenses

        The major categories of operating and administrative expenses include store direct expenses associated with displaying and selling at the store level, primarily labor and related fringe benefit costs, advertising and marketing costs, overhead costs and corporate office costs.

        The Company charges to expense the costs of advertising as incurred. Total advertising expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive income (loss) was $44.3 million, $37.9 million, and $32.0 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        On March 30, 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements. Under the new guidance, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital ("APIC"). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. ASU 2016-09 also will allow an employer to make a policy election to account for forfeitures as they occur and to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting. The new standard also amends the presentation of employee share-based payment-related items in the statement of cash flows by requiring that excess income tax benefits and deficiencies be classified in cash flows from operating activities (which the Company previously included in cash flows from financing activities), and that cash paid to taxing authorities arising from the withholding of shares from employees be classified in cash flows from financing activities (which is consistent with the Company's past practice). ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not been issued, but all of the guidance must be adopted in the same period. The Company elected early adoption of ASU 2016-09 in the second quarter of 2016. As a result of the adoption of ASU 2016-09, in the second quarter of 2016, the Company recognized excess tax benefits as income tax benefit. There was no change to retained earnings with respect to excess tax benefits. The treatment of forfeitures has not changed as the Company has elected to continue its current practice of estimating the number of forfeitures. As such, the adoption of ASU 2016-09 had no cumulative effect on retained earnings. With the adoption of ASU 2016-09, the Company has elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted.

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        On November 15, 2012, debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At January 1, 2017 and January 3, 2016, the debt discount was $5.7 million and $4.8 million, respectively (net of accumulated amortization of $6.0 million and $4.9 million, respectively). See Note 4, Debt.

        On November 15, 2012, debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At January 1, 2017 and January 3, 2016, these debt issuance costs were $4.4 million and $4.2 million, respectively (net of accumulated amortization of $7.5 million and $6.0 million, respectively).

        Effective beginning January 4, 2016, the Company adopted ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). As a result of the adoption of ASU 2015-03, the Company presented capitalized debt issuance costs in its consolidated balance sheets as a direct reduction to debt and the new guidance was retrospectively applied to all prior periods presented in its consolidated balance sheets. Prior to the adoption of ASU 2015-03, deferred financing costs were presented as an asset in the Company's consolidated balance sheets.

Self-Insurance

        The Company has various insurance programs related to its risks and costs associated with workers' compensation and general liability claims. The Company has elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective program.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

        The Company has recorded self-insurance accruals of $51.7 million and $36.2 million as of January 1, 2017 and January 3, 2016, respectively related to its workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $11.7 million as of January 1, 2017 related to the risk in excess of certain dollar limits related to the Company's workers compensation California self-insured program and its general liability program. The Company has also recorded a corresponding insurance recovery receivable of $11.7 million as of January 1, 2017 from its third-party insurance carriers related to the risk in excess of certain dollar limits related to its workers compensation California self-insured program and its general liability program.

        The Company establishes estimated accruals for its insurance programs based on available claims data, historical trends and experience, and projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries and consultants, and the ultimate cost of these claims may vary from initial estimates and established accruals. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made.

        The accrued obligation for these self-insurance programs and the corresponding insurance recovery receivable are included in "Other long-term liabilities" and "Other assets", respectively, in the consolidated balance sheets.

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

        The Company's debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company's first lien term loan facility (as amended, the "Term Loan Facility"), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of January 1, 2017, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 99.75% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $623.4 million as of January 1, 2017. The Company's estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

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

Recently Issued Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients.

        Because the standard will impact various business processes, systems and controls of the Company, a project team has been formed to evaluate and guide the implementation. To date, the Company has performed a preliminary detailed review of key contracts and comparing historical accounting policies and practices to the new standard, including principal versus agent considerations as amended through ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"). The Company's operations are primarily engaged in the business of selling fresh perishables and everyday grocery items, together with foodservice, packaging and janitorial products. Revenues from the sale of such products are recognized at the point of sale. The Company is

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

continuing to evaluate the impact ASU 2014-09, ASU 2016-08 and other amendments and related interpretive guidance will have on our consolidated financial statements. The Company currently anticipates utilizing the modified retrospective method of adoption allowed by the standard, and plans to adopt the standard as of January 1, 2018.

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

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Although early adoption is permitted for all entities as of the beginning of an interim or annual reporting period, the Company decided not to early adopt ASU 2015-17. The Company does not expect the adoption of ASU 2015-17 will have a material impact on the Company's consolidated financial statements.

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

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets, referred to as "lessees", to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 also may require additional disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

        On March 9, 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage, or the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. An entity that expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product within the scope of ASU 2016-04 is required to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. If an entity does not expect to be entitled to a breakage amount, it is required to derecognize the related liability when the likelihood of a consumer exercising its remaining rights becomes remote. Entities will apply the guidance using either a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The guidance is for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-04 will have a material impact on the Company's consolidated financial statements.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new guidance requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. It is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for annual reporting periods beginning after December 15, 2018 is permitted. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses the classification of various transactions, including, among other things, debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

consideration payments made after a business combination, distributions received from equity method investments, and beneficial interests in securitization transactions. ASU 2016-15 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 will have a material impact on the Company's consolidated financial statements.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 is intended to simplify the accounting for income taxes related to intra-entity asset transfers. It allows an entity to recognize the tax expense from the sale of an asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. ASU 2016-16 is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted only in the first quarter of 2017. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

        In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"). ASU 2016-18 provides specific guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on the Company's consolidated financial statements.

        In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers ("ASU 2016-20"). ASU 2016-20 addresses various technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 narrows the definition of a "business". This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company does not expect the adoption of ASU 2017-01 will have a material impact on the Company's consolidated financial statements.

        In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit's fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This guidance must be applied on a prospective basis. The

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

2. Summary of Significant Accounting Policies (Continued)

Company does not expect the adoption of ASU 2017-04 will have a material impact on the Company's consolidated financial statements.

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

        The Acquisition Agreement further provided that any income tax refunds or credits actually received by the Company relating to the Predecessor tax periods or any benefit of any overpayment of income taxes relating to the Predecessor tax periods that is applied to a Successor taxable period would inure to the benefit of the Sellers. During the years ended December 28, 2014 and December 29, 2013, the Company paid a total of $0.2 million and $16.7 million, respectively, to the Sellers related to the Predecessor tax periods. No payment was made during the years ended January 1, 2017 and January 3, 2016. As of January 1, 2017, the Company has a payable to the Sellers of $2.5 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

4. Debt

        Current portion of debt at January 1, 2017 and January 3, 2016 was as follows (in thousands):

	January 1, 2017	January 3, 2016
Revolving Credit Facility	$64,000	$5,000
Less:
Debt issuance costs	(1,648)	(1,096)

Total current portion of debt	$62,352	$3,904

        Long-term debt at January 1, 2017 and January 3, 2016 was as follows (in thousands):

	January 1, 2017	January 3, 2016
Term Loan Facility	$625,000	$594,907
Less:
Debt issuance costs	(2,709)	(3,112)
Discount on debt issuance	(5,703)	(4,839)

Total long-term debt	$616,588	$586,956

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

4. Debt (Continued)

        The Term Loan Facility contains a provision for quarterly amortization of principal in the amount of 0.25% of the aggregate principal amount of the term loans outstanding under the Term Loan Facility beginning March 31, 2013. As a result of prior prepayments, quarterly amortization of the principal amount is no longer required. The Term Loan Facility may be prepaid, in whole or in part, at any time but Smart & Final Stores must pay a prepayment premium of 1.00% of the principal amount of the term loans so prepaid if the prepayment occurs as a result of a repricing transaction and is effective prior to March 21, 2017. Mandatory prepayments are required (i) in the amount of the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility collateral, and (ii) in the amount of certain excess cash flows, adjusted by any voluntary prepayments. The Term Loan Facility has no financial covenant requirements. The Term Loan Facility contains covenants that would restrict our ability to pay cash dividends.

        The Second Lien Term Loan Facility had a term of eight years and provided $195.0 million in gross proceeds at November 15, 2012. On December 19, 2013, the Company paid off the Second Lien Term Loan Facility.

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

        During the year ended December 28, 2014, the Company made principal amortization payments of $5.4 million.

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

        During the third quarter of 2016, the Company amended the Term Loan Facility (the "Fourth Amendment") to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. Consequently, during the third quarter of 2016, the Company recorded a loss on the early extinguishment of debt of $5.0 million including $2.6 million of fees paid in connection with the amendment and the write-off of $2.4 million of unamortized debt discount and debt issuance costs. The Company incurred $7.2 million of fees in connection with the Fourth Amendment. Approximately $1.2 million of these fees were recorded as debt issuance costs and approximately $3.4 million of these fees were recorded as debt discount. They are both amortized over the remaining term of the Term Loan Facility. As of January 1, 2017 and January 3, 2016, the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

4. Debt (Continued)

weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.41% and 4.00%, respectively.

        The Revolving Credit Facility originally provided financing of up to $150.0 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base, for a term of five years. The borrowing base is a formula based on certain eligible inventory and receivables, minus certain reserves.

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

        During the third quarter of 2016, the Company amended the Revolving Credit Facility (the "Second Amendment") to increase the committed amount to $200.0 million. Additionally, the maturity date was extended from November 15, 2017 to the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). In addition, the applicable margin ranges were reduced with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and (ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%. The Company incurred $1.0 million of fees in connection with the Second Amendment. All of these fees were recorded as debt issuance costs and amortized over the remaining term of the Revolving Credit Facility.

        At January 1, 2017 and January 3, 2016, the alternate base rate was 3.75% and 3.50%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 4.00% and 3.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $196.9 million and $175.1 million at January 1, 2017 and January 3, 2016, respectively. As of January 1, 2017 and January 3, 2016, the amount outstanding under the Revolving Credit Facility was $64.0 million and $5.0 million, respectively.

        The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $29.9 million and $25.1 million outstanding as of January 1, 2017 and January 3, 2016, respectively. As of January 1, 2017 and January 3, 2016, the amount available for borrowing under the Revolving Credit Facility was $103.0 million and $119.9 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

4. Debt (Continued)

trigger event has occurred and is continuing. As of January 1, 2017 and January 3, 2016, no trigger event had occurred.

        Aggregate future principal payments of the Company's debt are as follows (in thousands):

Fiscal Year:
2017	$64,000
2018	—
2019	—
2020	—
2021	—
Thereafter	625,000

Total	$689,000

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

        As of January 1, 2017 and January 3, 2016, the fair value carrying amount of the Company's interest rate swaps are recorded as follows (in thousands):

	January 1, 2017	January 3, 2016
Other assets	$83	$542
Accrued expenses	(1,144)	(2,177)

Total derivatives designated as hedging instruments	$(1,061)	$(1,635)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

5. Derivative Financial Instruments (Continued)

        The following tables summarize the loss recognized in accumulated other comprehensive income ("AOCI") and the amount of gain reclassified from AOCI into earnings for the year ended January 1, 2017 (in thousands):

	Amount of Loss Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$360	$15

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

January 1, 2017

6. Fair Value Measurements (Continued)

        The Company's assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at January 1, 2017
Description	Total as of January 1, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$3,192	$3,192	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,303	3,303	—	—
Other assets—deferred compensation plan investment in Sprouts	2,413	2,413	—	—
Financial liabilities
Derivatives	(1,061)	—	(1,061)	—
Other long-term liabilities—deferred compensation plan	(17,723)	(1,915)	(15,808)	—

Total	$(9,876)	$6,993	$(16,869)	$—

        Level 1 Investments include money market funds of $3.2 million, market index funds of $3.3 million and an investment in Sprouts of $2.4 million with the corresponding deferred compensation liabilities of $1.9 million. The fair values of these investments are based on quoted market prices in an active market.

        Level 2 Liabilities include $15.8 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $1.1 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

6. Fair Value Measurements (Continued)

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

7. Lease Obligations

        The principal real and personal properties leased by the Company include store, office and warehouse buildings and delivery and computer equipment. As of January 1, 2017, 293 of the Company's operating stores are leased directly from third-party lessors and eight stores were on real property that is ground leased from third-party lessors. These leases had an average remaining lease term of approximately 8.91 years as of January 1, 2017. These leases generally contain renewal options, at the Company's election, and require the Company to pay costs such as real estate taxes and common area maintenance. Certain leases include rent escalation clauses or provide for rental payments in excess of the minimum based upon the store's sales levels.

        Lease expense for operating leases reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive income (loss) was $123.1 million, $98.3 million, and $85.5 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. All lease expenses were paid to third-party lessors.

        Aggregate minimum future lease payments for real property, including sale leaseback store properties, as well as equipment and other property at January 1, 2017, are as follows (in thousands):

Operating Leases
Fiscal Year:
2017	$129,841
2018	126,614
2019	119,504
2020	115,039
2021	105,505
Thereafter	840,003

Future minimum lease payments	$1,436,506

        The Company has subtenant agreements under which it will receive rent as follows (in thousands):

2017	$2,141
2018	1,484
2019	1,225
2020	841
2021	718
Thereafter	1,600

Future minimum subtenant rent	$8,009

        During the fourth quarter of 2011, the Predecessor sold 39 store properties and one warehouse distribution facility to three different buyers. Concurrent with the sales, the Predecessor entered into 20-year operating leases with two options to extend the term for a period of 10 years each for three store properties sold, 20-year operating leases with six options to extend the term for a period of five years each for 36 store properties sold, and a 10-year operating lease with four options to extend the term for a period of five years each for one warehouse distribution facility sold. The transactions were

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

7. Lease Obligations (Continued)

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

        The future minimum lease payments under the terms of the related lease agreements at January 1, 2017, are as follows (in thousands):

Operating Leases
Fiscal Year:
2017	$17,814
2018	17,850
2019	17,985
2020	18,088
2021	18,135
Thereafter	166,571

Future minimum lease payments	$256,443

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

        The Company has a funded noncontributory qualified defined benefit retirement plan (the "Single-Employer Plan") that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the "Pension Participants") and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the "Frozen Pension Participants") effective June 1, 2008, with the exception of approximately 450 hourly paid employees in the Company's distribution and transportation operations who remain eligible for pension benefits under the prior terms (the "Active Pension Participants"). No new employees are eligible for participation in the Single Employer Plan after June 1, 2008, with the exception of new hires in the Company's eligible distribution and transportation operations. Frozen Pension Participants will continue to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan's retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a measurement date of December 31 for the Single-Employer Plan. In 2016, the Society of Actuaries released updated mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its defined benefit retirement plan obligation as of January 1, 2017. The impact of these new mortality assumptions has resulted in a

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

decrease to the Company's defined benefit retirement plan obligation and a decrease in future related expense.

        As of January 1, 2017, the funded status of the accumulated benefit obligation was 66.9%. The Company expects to fund a minimum required contribution of $11.7 million during fiscal year 2017.

        The following tables set forth the changes in benefit obligation and plan assets of this plan for the periods below (in thousands):

	Fiscal Year 2016	Fiscal Year 2015
Change in Benefit Obligation
Benefit obligation, beginning of period	$(205,393)	$(214,216)
Service cost	(1,483)	(1,507)
Interest cost	(9,470)	(9,115)
Actuarial (loss) gain	(10,254)	15,216
Benefits paid	4,742	4,229

Benefit obligation, end of period	$(221,858)	$(205,393)

	Fiscal Year 2016	Fiscal Year 2015
Change in Plan Assets
Fair value of plan assets, beginning of period	$132,793	$133,883
Actual return of plan assets, net of expenses	7,632	(5,041)
Employer contribution	8,810	8,180
Benefits paid	(4,742)	(4,229)

Fair value of plan assets, end of period	144,493	132,793

Funded status	(77,365)	(72,600)

Net amount recognized	$(77,365)	$(72,600)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Postretirement and postemployment benefits	$(77,365)	$(72,600)

Net amount recognized	$(77,365)	$(72,600)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Net actuarial loss	$(17,269)	$(5,253)

Accumulated other comprehensive loss	$(17,269)	$(5,253)

        During 2017, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal year-end (dollar amounts in thousands):

	January 1, 2017	January 3, 2016
Projected benefit obligation	$221,858	$205,393
Accumulated benefit obligation	215,953	201,466
Fair value of plan assets	144,493	132,793
Fair value of plan assets as a percentage of the projected benefit obligation	65.1%	64.7%
Fair value of plan assets as a percentage of the accumulated benefit obligation	66.9%	65.9%

        The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive (loss) income for the periods indicated are as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Service cost component	$1,483	$1,507	$1,099
Interest cost component	9,470	9,115	8,480
Expected return on plan assets	(9,394)	(9,775)	(9,105)
Amortization of net actuarial gain	—	—	(699)

Net periodic benefit cost	$1,559	$847	$(225)

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

	January 1, 2017	January 3, 2016
Discount rate	4.30%	4.60%
Rate of compensation increase	3.00	2.50

        The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated were as follows:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Discount rate	4.60%	4.25%	5.15%
Expected long-term return on plan assets	7.00	7.25	7.25
Rate of compensation increase	2.50	2.50	2.50

        The Company determines the expected long-term rate of return on plan assets based upon recommendations from its pension plan's investment advisors and using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run. Additionally, the Company monitors the mix of investments in its portfolio to ensure alignment with its expected long-term pension obligations. The Company reviews the expected long-term rate of return annually, and revise it as appropriate.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The plan asset allocation at the end of 2016 and 2015, and target allocation for 2017, in percentages, by asset category are as follows:

	Target Allocation 2017	January 1, 2017	January 3, 2016
Equity securities	60%	60%	62%
Debt securities	37	34	34
Cash and cash equivalents	3	6	4

Total	100%	100%	100%

        The following table summarizes plan assets measured at fair value on January 1, 2017 and January 3, 2016 respectively (in thousands):

January 1, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$87,198	$62,655	$24,543	$—
Debt securities(2)	48,927	29,159	19,319	449
Cash and cash equivalents(3)	8,368	8,368	—	—

Total	$144,493	$100,182	$43,862	$449

January 3, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$82,286	$62,541	$19,745	$—
Debt securities(2)	45,527	26,501	18,554	472
Cash and cash equivalents(3)	4,980	4,980	—	—

Total	$132,793	$94,022	$38,299	$472

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

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

(2)
Debt securities include the debt of the U.S. Treasury and U.S. and foreign corporate issuers. U.S. Treasury notes and bonds are actively traded and price quotes for these securities are readily available. Holdings of U.S. Treasury notes and bonds are categorized as Level 1 investments. Corporate bond securities of U.S. and foreign corporate issuers are valued by independent pricing sources using a variety of market sources and observed market movements. Holdings of U.S. and foreign corporate issuers' debt securities are categorized as Level 2 investments. Infrequently traded corporate bonds and asset-backed securities, requiring valuation using observable as well as unobservable inputs, such as the estimation of the market manager for the security, are categorized as Level 3 investments.

(3)
Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income and cash held on account. Cash held on account and short- term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at January 3, 2016	$472
Actual return on plan assets:
Assets held at end of year	(5)
Assets sold during the year	—
Purchases, sales and settlements	(18)
Transfers in and/or out of Level 3	—

Ending balance at January 1, 2017	$449

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 28, 2014	$445
Actual return on plan assets:
Assets held at end of year	40
Assets sold during the year	—
Purchases, sales and settlements	(13)
Transfers in and/or out of Level 3	—

Ending balance at January 3, 2016	$472

        The Company seeks to maximize medium- to long-term returns of overall pension plan assets with reasonable levels of investment risk. One element of controlling overall investment risk is through

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

diversification of asset allocation, among domestic and international equity and debt instruments. The plan's equity investments include foreign and domestic exchange traded equities across a range of industries and countries, but primarily in the domestic markets. The plan's debt securities are primarily invested in government and corporate issuers primarily in the domestic market.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2017	$6,169
2018	6,669
2019	7,232
2020	7,548
2021	8,162
2022 - 2026	48,864

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in its Cash & Carry operations. At January 1, 2017 and January 3, 2016, there were 214 and 206 union employees covered under this plan, respectively. The Company's employer contributions and corresponding pension expense for this plan were $1.4 million, $1.4 million and $1.3 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

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

        The Trust Agreement provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised the Company that the minimum funding requirements of ERISA are being met as of January 1, 2016 (based on the most recent information available).

        As of January 1, 2016, the Teamsters Plan actuarial present value of accumulated plan benefits was $41,074.2 million and the actuarial value of assets for funding the standard account was $37,692.7 million, resulting in a funded percentage of 91.7%. The Teamsters Plan covered approximately 563,000 participants as of December 31, 2015. Approximately 1,500 employers participate in the Teamsters Plan and total employer contributions for the plan year ended December 31, 2015, aggregated $1,596.4 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

Defined Contribution Plan

        The Company offers all qualified employees the opportunity to participate in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the "S&F Savings Plan") covers all of the Company's employees who have completed at least three months of service. The Company automatically enrolls newly eligible employees into the S&F Savings Plan at 5% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 100% of their eligible compensation, not exceeding $18,000 for participants under the age of 50 or $24,000 for employees at the age of 50 or over for 2016 and 2015, respectively. For Frozen Pension Participants, the Company matched 50% of each dollar contributed up to 6% of the participant's eligible compensation during 2016 and 2015. For Active Pension Participants, the Company matched 33% of each dollar contributed up to 6% of the participant's eligible compensation during 2016 and 2015. Contributions made to the S&F Savings Plan were $6.4 million, $5.4 million and $4.4 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

Deferred Compensation Plan

        The Company maintains a contributory, nonqualified deferred compensation plan which, for each year, permits key employees and members of our board of directors to elect to defer up to 100% of their compensation for such year until retirement. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants was $17.8 million and $21.5 million at January 1, 2017 and January 3, 2016, respectively, and is included in "Other long-term liabilities" in the consolidated balance sheets. The Company has certain investments, including corporate-owned life insurance policies, which had a market value that offset the participant liabilities at each of these measurement dates.

Supplemental Executive Retirement Plan

        The Company maintains a noncontributory, nonqualified defined benefit supplemental executive retirement plan (the "SERP"), which provides supplemental income payments for certain current and former corporate officers in retirement. No new participants are eligible for participation and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for SERP participants who remained employed by the Company was frozen, and future service or compensation increases will not adjust the SERP benefit amount. In 2016, the Society of Actuaries released revised mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its SERP obligation as of January 1, 2017. The impact of these new mortality assumptions has resulted in a decrease to the Company's SERP obligation and a decrease in future related expense.

        The liability to SERP participants was $31.7 million and $32.3 million at January 1, 2017 and January 3, 2016, respectively, and is included in "Post-retirement and post-employment benefits" in the Company's consolidated balance sheets. The Company uses a measurement date of December 31 for

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

the SERP. To provide partial funding for the SERP, the Company invests in corporate-owned life insurance policies. The cash surrender value of these policies was $19.6 million and $19.2 million at January 1, 2017 and January 3, 2016, respectively, and is included in "Other assets" in the Company's consolidated balance sheets.

        The following tables set forth the changes in benefit obligation and plan assets for each of the periods indicated (in thousands):

	Fiscal Year 2016	Fiscal Year 2015
Benefit obligation, beginning of period	$(32,331)	$(33,145)
Interest cost	(1,158)	(1,101)
Actuarial loss	(240)	(153)
Benefits paid	2,008	2,068

Benefit obligation, end of period	(31,721)	(32,331)

Employer contribution	2,008	2,068
Benefits paid	(2,008)	(2,068)

Fair value of plan assets, end of period	—	—

Funded status	(31,721)	(32,331)
Unrecognized net actuarial loss	1,468	1,228

Accrued benefit cost	$(30,253)	$(31,103)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Other accrued liabilities	$(2,037)	$(1,906)
Postretirement and postemployment benefits	(29,684)	(30,425)

Net amount recognized	$(31,721)	$(32,331)

        Amounts before income tax effect recognized in accumulated other comprehensive income (loss) consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Net actuarial loss	$(1,468)	$(1,228)

Accumulated other comprehensive loss	$(1,468)	$(1,228)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        During 2017, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The projected benefit obligation for this plan was $31.7 million and $32.3 million at January 1, 2017 and January 3, 2016, respectively.

        The components included in the net periodic benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Interest cost component	$1,158	$1,101	$1,200

Net periodic benefit cost	$1,158	$1,101	$1,200

        The weighted-average assumptions used to determine benefit obligations at the fiscal year ends indicated are as follows:

	January 1, 2017	January 3, 2016
Discount rate	3.55%	3.69%
Rate of compensation increase	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated are as follows:

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Discount rate	3.69%	3.42%	4.14%
Rate of compensation increase	N/A	N/A	N/A

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2017	$2,008
2018	2,080
2019	2,080
2020	2,292
2021	2,578
2022 - 2026	11,735

Postretirement and Postemployment Benefit Obligations

        The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for such benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants' contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar benefit based on years of service, applicable to eligible retirees. The Company uses a measurement date of December 31 for this health care plan. In 2016, the Society of Actuaries released revised mortality tables. In consideration of these tables, the Company modified the mortality assumptions used in determining its postretirement health care plan obligation as of January 1, 2017. The impact of these new mortality assumptions has resulted in a decrease to the Company's postretirement health care plan obligation and a decrease in future related expense.

        The reconciliation of benefit obligation and plan assets for 2016 and 2015 are aggregated as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015
Change in Benefit Obligation
Benefit obligation, beginning of period	$(14,827)	$(15,824)
Service cost	(380)	(389)
Interest cost	(634)	(633)
Plan participants' contributions	(482)	(418)
Actuarial gain (loss)	60	1,348
Benefits paid	1,383	1,089

Benefit obligation, end of period	(14,880)	(14,827)

Change in Plan Assets
Employer contribution	901	671
Plan participants' contributions	482	418
Benefits paid	(1,383)	(1,089)

Fair value of plan assets, end of period	—	—

Funded status	(14,880)	(14,827)

Net amount recognized	$(14,880)	$(14,827)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Other accrued liabilities	$(936)	$(860)
Postretirement and postemployment benefits	(13,944)	(13,967)

Net amount recognized	$(14,880)	$(14,827)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive income (loss) consist of the following (in thousands):

	January 1, 2017	January 3, 2016
Net actuarial gain	$1,487	$1,471

Accumulated other comprehensive income	$1,487	$1,471

        During 2017, no accumulated other comprehensive income is expected to be recognized as a component of net periodic benefit cost.

        The components included in the postretirement benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Service cost component	$380	$389	$314
Interest cost component	634	633	652
Amortization of net actuarial gain		—	(65)

Net periodic benefit cost	$1,014	$1,022	$901

        The weighted-average discount rate used to determine benefit obligations for this plan was 4.20% and 4.40% for the years ended January 1, 2017 and January 3, 2016, respectively.

        The weighted-average discount rate used to determine net periodic benefit cost was 4.40%, 4.10% and 4.80% for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively.

        For measurement purposes, the Company used the following assumptions in regard to health care cost trends:

	2016	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2022	2020	2020

        The annual rate of health care cost of covered claims is assumed to be 7.00% for 2017 and 2018 and assumed to decrease by 0.50% per year beginning in 2019 until an ultimate trend rate of 5.00% is reached in 2022 and to remain at that level thereafter.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components of net periodic expense	$4	$(6)
Effect on accumulated postretirement benefit obligation	70	(98)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2017	$697
2018	736
2019	790
2020	819
2021	864
2022 - 2026	4,763

9. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

9. Income Taxes (Continued)

purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2017	January 3, 2016
Deferred tax assets:
Employee benefits, including postretirement reserves	$37,437	$36,420
Net operating loss and tax credit carryforwards	7,783	6,485
Operating reserves and accruals	42,752	33,848
Inventories	3,929	3,374
Other	(2,517)	246

Total gross deferred tax assets	89,384	80,373
Valuation allowance	(1,501)	(1,306)

Total deferred tax assets	87,883	79,067
Deferred tax liabilities:
Depreciation and amortization	(63,092)	(51,759)
Intangible assets	(132,588)	(133,589)

Total deferred tax liabilities	(195,680)	(185,348)

Net deferred tax liabilities	$(107,797)	$(106,281)

        The effective tax rate was –18.7% for the year ended January 1, 2017, 37.6% for the year ended January 3, 2016, and 33.7% for the year ended December 28, 2014. Reconciliation between the federal statutory income tax rate of 35% and the effective tax rate for each year is as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Income tax at federal statutory rate	$3,819	$21,477	$17,490
Equity earnings not subject to U.S. tax	(534)	(482)	(363)
State income taxes, net of federal tax benefit	(276)	2,457	1,570
Federal tax credits	(714)	(448)	(692)
Foreign taxes, net of credits	16	(21)	134
State EZ credits	—	202	(302)
Insurance Proceeds & Cash Surrender Value	(745)	288	(296)
Permanent re-investment in foreign operations	—	(202)	—
Excess Tax Benefit—Share Based Comp	(3,061)	—	—
Uncertain Tax Positions	(1,657)	—	—
Debt Issuance Costs	582	—	—
Other items, net	533	(169)	(687)

Income tax (benefit) provision	$(2,037)	$23,102	$16,854

        The adoption of ASU 2016-09 significantly impacts both the timing and method of how the tax effects of share-based awards are recognized. ASU 2016-09 requires the income tax effects to be recognized in the provision for income taxes when the awards vest or are settled whereas previously

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

9. Income Taxes (Continued)

such income tax benefits were recognized as part of additional paid-in capital and could not be recognized until they were realized through a reduction in income taxes payable. These combined effects had the impact of decreasing the Company's provision for income taxes by $3.1 million and the Company's effective tax rate by 28% in 2016. Excluding the adoption of ASU 2016-09, the Company's provision for income taxes and effective tax rate in fiscal year 2016 would have been $1.02 million and 9%, respectively.

        The significant components of the provision for income taxes are as follows (in thousands):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Current:
Federal	$(2,173)	$14,352	$17,350
State	1,337	5,176	3,126
Foreign	268	249	204

	(568)	19,777	20,680
Deferred:
Federal	(276)	3,897	(2,650)
State	(1,193)	(572)	(1,176)

	(1,469)	3,325	(3,826)

Total income tax provision	$(2,037)	$23,102	$16,854

        At January 1, 2017, the Company had no federal net operating loss carryforwards, and approximately $16.0 million (gross) of net operating loss carryforwards for state income tax purposes, which begin to expire in 2017.

        The total tax credits available were $4.6 million at January 1, 2017. These tax credits primarily include California state tax incentive programs designed to encourage employers hiring from targeted groups. The California state tax credits will begin to expire in 2024.

        In assessing the realizability of deferred tax assets included in the consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with this policy and the requirements of ASC 740, a valuation allowance of $1.5 million is retained against certain California tax credits and certain California and Florida net operating loss carryforwards. The net change during the year in total valuation allowance was approximately $0.2 million.

        The Company has not recorded U.S. income tax expense for the undistributed earnings pertaining to the 2012 to 2016 SFDN operations. As of January 1, 2017 and January 3, 2016, the undistributed earnings were $6.4 million and $4.9 million, respectively. The Company intends to leave the 2012 to 2016 undistributed income permanently reinvested offshore. The amount of earnings designated as

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

9. Income Taxes (Continued)

indefinitely reinvested offshore is based upon the actual deployment of such earnings in offshore assets and expectations of the future cash needs of the U.S. and foreign entities.

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

	Fiscal Year 2016	Fiscal Year 2015
Balance at beginning of fiscal year	$2,569	$1,675
Additions based on tax positions related to current period	—	—
Additions based on tax positions related to prior periods		715
Accrued interest and penalty	73	179
Reductions due to lapse of the applicable statute of limitations	(1,801)	—

Balance at end of fiscal year	$841	$2,569

        As of January 1, 2017 and January 3, 2016, the total amounts of unrecognized tax benefits were $0.8 million and $2.6 million, respectively. If the entire liability were recognized, only $0.1 million would affect the effective tax rate.

        The Company does not anticipate any of its unrecognized tax benefits, as disclosed above, to be settled in the next 12 months. The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its income tax expense. For the year ended January 1, 2017, approximately $73,000 was recorded as interest and penalties. For the year ended January 3, 2016, approximately $154,000 was recorded as interest and penalties.

        As of January 1, 2017, the Company's federal tax returns for the periods ended December 30, 2012 and December 29, 2013 were under examination by the Internal Revenue Service (the "IRS"). The Company was advised that the IRS field examination team has accepted the Company's tax positions and is currently preparing its final report on the 2012/2013 examination to send to the congressional Joint Committee on Taxation for review. On February 14, 2017, the Company was advised that the congressional Joint Committee on Taxation completed its review of the audit findings and took no exceptions to the conclusions reached by the IRS. The audit resulted in a refund of approximately $5.7 million.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

        The tax years which remain subject to examination or are being examined by major tax jurisdictions as of January 1, 2017 include fiscal years 2012 through 2016 for state purposes and 2012 through 2016 for federal purposes.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

10. Related Party Transactions

        As of January 1, 2017 and January 3, 2016, funds affiliated with Ares hold 1.1% and 9.9% of the outstanding loans under the Term Loan Facility, respectively, and receive payments representing their pro rata portion of such loans. In connection with the Ares Acquisition, on November 15, 2012, we entered into Management Services Agreements with certain affiliates of Ares Management (the "Management Services Agreements"). Each Management Services Agreement provides for reimbursement of the applicable manager's and its affiliates' out-of-pocket expenses in connection with the management services. During the years ended January 1, 2017, January 3, 2016 and December 28, 2014, fees and other expenses paid to Ares were $0.2 million, $0.3 million and $0.1 million, respectively.

11. Employment Agreements

        Effective with the Ares Acquisition on November 15, 2012, SFSI entered into an employment agreement with David G. Hirz (the "2012 Hirz Agreement") and a Fair Competition Agreement wherein Mr. Hirz agreed to various non-competition and non-solicitation covenants. In connection with the IPO, SFSI entered into a new employment agreement with David G. Hirz (the "2014 Hirz Agreement").

        On July 20, 2016, SFSI entered into an amended and restated employment agreement with David G. Hirz which agreement replaces and supersedes all prior employment agreements between the Company and Mr. Hirz (the "2016 Hirz Agreement"). The 2016 Hirz Agreement provides, among other provisions, for Mr. Hirz to: (a) serve as the Chief Executive Officer and President of the Company for a three-year term with automatic one-year renewals, (b) be nominated to serve as a director on SFSI's board of directors for so long as he remains employed by the Company, (c) be compensated through base salary, bonus, benefits and expense reimbursement, (d) be considered for annual grant of equity awards on terms determined by the SFSI's board of directors or the Compensation Committee of such board (the "Compensation Committee"), and (e) have his existing option and restricted stock agreements amended to reflect various changes resulting from a termination event.

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

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee of SFSI's board of directors (the "Compensation Committee") granted 458,645 shares of restricted stock to eligible employees under the 2014 Incentive Plan. These grants were awards with time-based vesting

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

12. Share-Based Compensation (Continued)

terms, and generally vest over four years, subject to continuous employment. The grant date fair value was $12.00 per share of restricted stock based on the price of Common Stock sold in the IPO. During the year ended January 3, 2016, SFSI's board of directors and the Compensation Committee granted a total of 29,662 shares of restricted stock to eligible employees and directors under the 2014 Incentive Plan. These grants were awards with time-based vesting terms. Certain of these grants are awards that vest over three years and certain of these grants are awards that vest over four years, and each is subject to continuous employment or service. During the year ended January 3, 2016, there were 44,284 shares of restricted stock retained by the Company to fund the grantee's income tax obligations in connection with the vesting of such awards. During the year ended January 1, 2017, 413,330 shares of restricted stock were granted to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment or service with the Company. Except for the shares granted to non-employee directors, which vest in equal installments of 25% over a four-year period from the grant date, these grants vest in equal installments of 33 1/3% each year over a three-year period from the grant date. During the year ended January 1, 2017, 50,773 shares of restricted stock were surrendered to the Company to cover the grantee's minimum income tax obligations in connection with the vesting of restricted stock awards.

        Effective September 23, 2014, SFSI's board of directors and the Compensation Committee also granted stock options to purchase up to a total of 1,543,592 shares of Common Stock to certain management employees and non-employee directors under the 2014 Incentive Plan. The stock options have time-based vesting terms. These stock options collectively with the stock options to purchase up to 6,335,550 shares of Common Stock described below under "2012 Incentive Plan," are referred to herein as the "Time-Based Options." Of the Time-Based Options granted on September 23, 2014, stock options to purchase up to 638,889 shares of Common Stock vest over a five-year period from the grant date, with 10% vesting on the first and second anniversaries of the grant date, 20% vesting on the third and fourth anniversaries of the grant date and 40% vesting on the fifth anniversary of the grant date, and stock options to purchase up to 524,999 shares of Common Stock vest over a five-year period from the grant date with 20% vesting at the end of each year. The majority of the Time-Based Options granted under the 2014 Incentive Plan (to purchase up to 379,704 shares of Common Stock) vest over a four-year period from the grant date with 25% vesting at the end of each year. During the year ended January 3, 2016, SFSI's board of directors granted stock options to purchase up to a total of 28,294 shares of Common Stock which vest over a four-year period from the grant date with 25% vesting at the end of each year. All of the Time-Based Options granted have a 10-year term and are subject to continuous employment or service. During the year ended January 1, 2017, stock options to purchase up to 589,074 shares of Common Stock were granted to certain management employees under the 2014 Incentive Plan. These awards vest in equal installments of 25% each year over a four-year period from the grant date subject to continuous employment with the Company.

        On September 22, 2014, stock options to purchase up to an aggregate 821,370 shares of Common Stock previously granted on May 30, 2014 and June 6, 2014 under the 2012 Incentive Plan were cancelled and new grants of stock options to purchase up to 598,987 shares of Common Stock and 222,383 shares of restricted stock were granted to the same individuals under the 2014 Incentive Plan. These grants were awards with time-based vesting terms, and vest over various years from grant date with various percentages vesting on each anniversary of the original grant dates through May 30, 2019. These grants under the 2014 Incentive Plan are in addition to the aforementioned grants of

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

12. Share-Based Compensation (Continued)

458,645 shares of restricted stock and aforementioned grants of stock options to purchase up to 1,543,592 shares of Common Stock.

        The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the year ended January 1, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2014	681,028	$10.89
Granted	29,662	16.01
Forfeited	(29,058)	12.00
Vested	(122,496)	12.00

Outstanding at January 3, 2016	559,136	$10.86
Granted	413,330	15.55
Forfeited	(19,153)	13.70
Vested	(127,386)	12.28

Outstanding at January 1, 2017	825,927	$12.92

Exercisable at January 1, 2017	—	—

        The Company recorded share-based compensation expense related to the restricted stock awards of $4.5 million, $3.2 million and $0.9 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. As of January 1, 2017, the unrecognized compensation cost was $4.8 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.55 years.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

12. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the year ended January 1, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,131,468	$12.00	9.75 years
Granted	28,294	16.43
Forfeited	(36,612)	12.00
Exercised	(29,232)	12.00

Outstanding at January 3, 2016	2,093,918	$12.06	8.74 years	$12,878
Granted	589,074	15.63
Forfeited	(67,247)	12.43
Exercised	(37,037)	12.00

Outstanding at January 1, 2017	2,578,708	12.87	8.10 years	$4,137

Exercisable at January 1, 2017	552,675	$12.06	7.73 years	$1,146

Expected to vest after January 1, 2017	1,974,031	$13.04	8.18 years	$2,964

        Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NYSE as of December 30, 2016 (the last trading day of fiscal year 2016) was $14.10.

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

	Fiscal Year 2016	Fiscal Year 2015
Dividend yield	0%	0%
Expected volatility	33.75%	34.26%
Risk-free interest rates	1.36%	1.80%
Expected terms	6.23 years	6.26 years
Weighted-average fair value of options granted	$5.51	$6.06

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

12. Share-Based Compensation (Continued)

(4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options; and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above with respect to its options and will continue to so evaluate as the Company gains historical experience. The estimated forfeiture rate of 5.0% was based on projected forfeitures primarily based on the historical experience of the Company.

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $3.3 million, $3.2 million and $1.0 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. As of January 1, 2017, the unrecognized compensation cost was $4.3 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.03 years.

2012 Incentive Plan

        Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan"), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

        The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the years ended January 1, 2017 and January 3, 2016 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	5,354,200	$6.58	8.11 years
Granted	—	—
Forfeited	(44,536)	6.58
Exercised	(56,054)	6.56
Cancelled	—	—
Expired	—	—

Outstanding at January 3, 2016	5,253,610	6.59	7.09 years	$61,072
Granted	—	—
Forfeited	(60,496)	6.59
Exercised	(393,528)	6.66
Cancelled	—
Expired	—

Outstanding at January 1, 2017	4,799,586	6.58	6.10 years	$36,099

Exercisable at January 1, 2017	3,751,470	6.58	6.09 years	$28,222

Expected to vest after January 1, 2017	1,043,398	6.59	6.11 years	$7,841

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

12. Share-Based Compensation (Continued)

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2012 Incentive Plan of $2.0 million, $3.6 million and $9.5 million for the years ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively. As of January 1, 2017, the unrecognized compensation cost was $0.8 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 0.88 years.

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

        The following table summarizes the Rollover Option activity for the years ended January 1, 2017 and January 3, 2016 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 28, 2014	2,700,850	$2.26	3.07 years
Granted	—	—
Forfeited	—	—
Exercised	—	—
Cancelled	—	—
Expired	—	—

Outstanding at January 3, 2016	2,700,850	2.26	2.05 years	$43,078
Granted	—	—
Forfeited	—	—
Exercised	(765,597)	2.09
Cancelled	—
Expired	—

Outstanding at January 1, 2017	1,935,253	2.33	1.37 years	$22,783

Exercisable at January 1, 2017	1,935,253	2.33	1.37 years	$22,783

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

13. Accumulated Other Comprehensive Income (Loss)

        The following table represents the changes in AOCI by each component for the years ended January 1, 2017 and January 3, 2016, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at December 28, 2014	$(3,956)	$385	$(846)	$(4,417)
OCI before reclassification	956	(1,375)	(1,120)	(1,539)
Amounts reclassified out of AOCI	—	(32)	—	(32)

Net fiscal year 2015 OCI	956	(1,407)	(1,120)	(1,571)

Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)
OCI before reclassification	(7,332)	345	(623)	(7,610)
Amounts reclassified out of AOCI	—	15	—	15

Net fiscal year 2016 OCI	(7,332)	360	(623)	(7,595)

Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended January 1, 2017:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income (Loss)
Gains (losses) on cash flow hedges
Interest rate swaps	$25	Interest income (expense)

	25	Total before income tax
	(10)	Income tax (provision) benefit

	$15	Reclassification of adjustments, net of tax

Total reclassifications for the year	$15	Total reclassifications, net of tax

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended January 3, 2016:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Income (Loss)
Gains (losses) on cash flow hedges
Interest rate swaps	$(53)	Interest income (expense)

	(53)	Total before income tax
	21	Income tax (provision) benefit

	$(32)	Reclassification of adjustments, net of tax

Total reclassifications for the year	$(32)	Total reclassifications, net of tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

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

        For the year ended January 1, 2017, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate/ Other	Consolidated
Net sales	$3,400,755	$941,040	$—	$4,341,795
Cost of sales, distribution and store occupancy	2,894,222	808,258	9,811	3,712,291
Operating and administrative expenses	444,318	66,688	71,480	582,486

Income (loss) from operations	$62,215	$66,094	$(81,291)	$47,018

As of January 1, 2017
Total assets	$1,875,954	$347,646	$(271,181)	$1,952,419

Intercompany receivable (payable)	$353,721	$1,458	$(355,179)	$—

Investment in joint venture	$—	$—	$14,366	$14,366

Goodwill	$406,662	$204,580	$—	$611,242

Fiscal year ended January 1, 2017
Capital expenditures	$135,677	$10,074	$5,485	$151,236

Assets acquired in Haggen Transaction	$2,257	$—	$—	$2,257

Depreciation and amortization	$74,609	$3,958	$8,448	$87,015

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

14. Segment Information (Continued)

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

14. Segment Information (Continued)

        The Company categorizes its products into two groups: perishable and non-perishable products. Perishable product categories include fresh produce and floral, meat and seafood dairy and cheese, service deli, and bulk foods. Non-perishable product categories include grocery, foodservice, packaging, beverage, frozen, and restaurant equipment and janitorial supplies. The following is a breakdown of the Company's total consolidated sales by perishable and non-perishable sales mix:

	2016	2015	2014
Perishables	37.0%	36.8%	36.0%
Non-perishables	63.0	63.2	64.0

Total	100%	100%	100%

15. Commitments and Contingencies

Legal Actions

        On February 11, 2016, the Company received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at its stores and distribution centers in California. The Company has provided information and is cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, the Company recorded a loss related to this matter in an amount considered to be immaterial. At this time, the Company cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on its financial condition or operating results.

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

January 1, 2017

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

        A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Net income	$12,948	$38,262	$33,118
Weighted average shares outstanding for basic EPS	72,727,071	73,121,964	61,455,584
Effect of dilutive securities:
Assumed exercise of time-based options and vesting of restricted stock	5,299,088	4,019,657	2,385,534
Weighted average shares and share equivalents outstanding for diluted EPS	78,026,159	77,141,621	63,841,118
Basic earnings per share:	$0.18	$0.52	$0.54
Diluted earnings per share:	$0.17	$0.50	$0.52

        Potentially dilutive securities representing 923,668, 22,158 and 1,596,950 shares of Common Stock for the year ended January 1, 2017, January 3, 2016 and December 28, 2014, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

        The Company elected early adoption of ASU 2016-09 in the second quarter of 2016. Under the new guidance, the Company no longer records excess tax benefits in additional paid-in capital (APIC). Instead, the Company recognizes all excess tax benefits ("windfalls") as income tax expense or benefit in the income statement. As a result of including income tax effects from windfalls in income tax expense, the calculation of both basic and diluted earnings per share was affected. Under the treasury stock method used to calculate diluted earnings per share, windfalls are included in the proceeds assumed to be used to purchase shares. Under the new guidance, windfalls are recognized in net income and thus no longer included in assumed proceeds under the treasury stock method. In effect, fewer shares are assumed to be repurchased. This generally increases the dilutive effect of share options and restricted stock.

18. Equity Method Investment

        SFSI's wholly owned subsidiary, SF Mexico, is a Mexican holding company that owns 50 percent of SFDN. The other 50 percent of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. At January 1, 2017, this joint venture operated 15 "Smart & Final" format stores in northwestern Mexico, similar in concept to the Company's U.S. stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

18. Equity Method Investment (Continued)

Noroeste, S.A. de C.V.. The Company's equity method investment in SFDN is approximately $14.4 million and $12.8 million at January 1, 2017 and January 3, 2016, respectively, which is included in "Equity investment in joint venture" in the consolidated balance sheets. Summarized financial information for SFDN is as follows (in thousands):

	2016	2015
Current assets	$13,148	$15,943
Noncurrent assets	12,211	12,028
Current liabilities	9,994	13,223
Noncurrent liabilities	2,579	5,167

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Sales	$81,775	$80,775	$80,667
Gross profit	14,989	15,284	14,574
Income from continuing operations	3,050	2,748	2,074
Net income	3,050	2,748	2,074

        Undistributed earnings of SFDN included in the Company's retained earnings were $6.4 million and $4.9 million as of January 1, 2017 and January 3, 2016, respectively.

19. Haggen Transaction

        On October 2, 2015, Smart & Final Stores entered into an Asset Purchase Agreement with Haggen whereby Smart & Final Stores agreed to become a "stalking horse bidder" to acquire certain assets, including 28 store leases and related assets, of Haggen. On November 24, 2015 and December 22, 2015, Smart & Final Stores entered into additional Asset Purchase Agreements to acquire five more store leases and related assets of Haggen (all collectively, the "Asset Purchase Agreements" and the transactions, collectively, the "Haggen Transaction"). The initial purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015. During the year ended January 1, 2017, the purchase price was increased for additional acquisition-related transaction costs and adjustments of $0.5 million.

        The aggregate consideration paid in the Haggen Transaction was as follows (in thousands):

Aggregate purchase price (excluding adjustments)	$67,827
Less closing adjustments	(3,449)

Cash paid pursuant to the Asset Purchase Agreements	64,378
Acquisition related costs	4,035

Total consideration paid	$68,413

        The cash consideration paid at the closing of the Haggen Transaction was based in part on estimated closing adjustments, including an estimated adjustment (i) related to repairs to roof, building structure and mechanical systems (including HVAC, plumbing and electrical but excluding refrigeration systems) and (ii) reasonably required to bring the properties into compliance with laws applicable to

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

19. Haggen Transaction (Continued)

conducting a retail grocery business (the "Property Condition Adjustment"). The Property Condition Adjustment, which resulted in a reduction of $3.4 million to the total cash purchase price, is subject to certain caps and floors per property and is subject to adjustment, in each case as set forth in the applicable Asset Purchase Agreement. Any adjustment to the purchase price resulting from final agreement by the parties will be accounted for as an adjustment to the cost of the assets acquired and allocated based on their initial relative fair values.

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

        The total cost allocated to the assets acquired is as follows (in thousands):

Leasehold interests	$55,129
Fixtures and equipment	11,281
Transferrable liquor licenses	2,003

Total cost of net assets acquired	$68,413

        Acquired leasehold interests are finite-lived intangible assets amortized over their estimated useful benefit period which is typically the lease term. Fixtures and equipment are finite-lived tangible assets which are depreciated or amortized over their estimated useful lives. Transferrable liquor licenses are indefinite-lived intangible assets which are evaluated for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. See Note 2, Significant Accounting Policies. The transaction has been treated as an asset acquisition for tax purposes.

20. Share Repurchase Program

        On August 31, 2015, SFSI's board of directors authorized a share repurchase program of up to $25.0 million, inclusive of commissions, for repurchase of shares of Common Stock, to be financed from cash on hand and executed over a period of time. Repurchases under this share repurchase program commenced on November 20, 2015 and concluded on August 30, 2016.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

20. Share Repurchase Program (Continued)

        During the third quarter of 2016, SFSI's board of directors authorized an additional share repurchase program to repurchase up to $25.0 million, inclusive of commissions, of shares of Common Stock. Repurchases under this share repurchase program commenced on September 19, 2016 and may occur through August 31, 2017.

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

        During the year ended January 1, 2017, the Company repurchased 2,398,521 shares of Common Stock through open market purchases for an aggregate cost of $33.5 million. The repurchased shares are no longer deemed issued and outstanding.

21. Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal year 2016 and fiscal year 2015 (in thousands, except per share data):

Smart & Final Stores, Inc. and Subsidiaries
Summary of Quarterly Results of Operations
(Dollars in thousands, except per share amounts)

	Fiscal Year 2016
	Twelve Weeks Ended March 27, 2016	Twelve Weeks Ended June 19, 2016	Sixteen Weeks Ended October 9, 2016	Twelve Weeks Ended January 1, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$908,453	$1,038,281	$1,394,429	$1,000,632
Cost of sales, buying and occupancy
	780,102	881,067	1,191,400	859,722

Gross margin	128,351	157,214	203,029	140,910
Operating and administrative expenses	125,082	138,819	183,402	135,183

Income from operations	3,269	18,395	19,627	5,727
Interest expense, net	7,311	7,441	9,977	7,925
Loss on early extinguishment of debt	—	—	4,978	—
Equity in earnings of joint venture	444	284	502	295

(Loss) income before income taxes	(3,598)	11,238	5,174	(1,903)
Income tax benefit (provision)	1,960	(3,432)	1,859	1,650

Net (loss) income	$(1,638)	$7,806	$7,033	$(253)

Basic (loss) earnings per share(a)	$(0.02)	$0.11	$0.10	$0.00
Diluted (loss) earnings per share(a)	$(0.02)	$0.10	$0.09	$0.00
Weighted average shares outstanding:
Basic	73,189,149	73,197,064	72,601,724	71,962,127
Diluted	73,189,149	78,907,184	77,705,917	71,962,127

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

January 1, 2017

21. Quarterly Information (Unaudited) (Continued)

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
Smart & Final Stores, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS
(Amounts in thousands, except share amounts)

	January 1, 2017	January 3, 2016
Assets
Current assets:
Cash and cash equivalents	$23	$921
Intercompany receivable	40,986	197,109
Prepaid expenses	—	108
Intercompany note	1,406	9,000

Total current assets	42,415	207,138
Investment in subsidiaries	537,064	382,740

Total assets	$579,479	$589,878

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$485	$432
Intercompany payable	26,745	22,875

Total current liabilities	27,230	23,307
Commitments and contingencies
Stockholders' equity:
Issued and outstanding shares—72,930,653 and 73,789,608 at January 1, 2017 and January 3, 2016, respectively	73	74
Additional paid-in capital	500,666	502,304
Retained earnings	65,093	70,181
Accumulated other comprehensive loss	(13,583)	(5,988)

Total stockholders' equity	552,249	566,571

Total liabilities and stockholders' equity	$579,479	$589,878

See accompanying notes.

 CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014
Operating and administrative expenses	$12,903	$14,182	$15,892

Loss from operations	(12,903)	(14,182)	(15,892)
Intercompany interest income, net	32	—	—

Loss before income taxes	(12,871)	(14,182)	(15,892)
Income tax benefit	8,584	5,588	6,268

Loss before equity in net income of subsidiaries	(4,287)	(8,594)	(9,624)
Equity in net income of subsidiaries, net of tax	17,235	46,856	42,742

Net income	12,948	38,262	33,118
Minimum pension obligation adjustment, net of income tax (benefit) expense of $(4,908), $640 and $(21,744), respectively	(7,332)	956	(32,480)
Derivative instruments:
Gain (loss), net of income tax (benefit) expense of $(230), $(917) and $(1,670), respectively	345	(1,375)	(2,504)
Reclassification adjustments, net of income tax expense (benefit) of $(10), $(21) and $6, respectively	15	(32)	9
Foreign currency translation	(623)	(1,120)	(426)

Other comprehensive loss	(7,595)	(1,571)	(35,401)

Comprehensive income (loss)	$5,353	$36,691	$(2,283)

See accompanying notes.

 CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year 2016	Fiscal Year 2015
Operating activities
Net cash used in operating activities	$(3,966)	$(169)
Investing activities
Dividend received from subsidiary	25,000	10,000
Issuance of note to subsidiary	(8,000)	(9,000)
Payments received from subsidiaries on note	15,594	—

Net cash provided by investing activities	32,594	1,000
Financing activities
Proceeds from exercise of stock options	4,667	719
Payment of minimum withholding taxes on net share settlement of stock option exercise	(669)	(694)
Payments of public offering issuance costs	—	(214)
Excess tax benefits related to share-based payments	—	358
Stock repurchases	(33,524)	(129)

Net cash (used in) provided by financing activities	(29,526)	40

Net (decrease) increase in cash and cash equivalents	(898)	871
Cash and cash equivalents at beginning of period	921	50

Cash and cash equivalents at end of period	$23	$921

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

        The accompanying condensed financial information includes the accounts of the Parent Company and, on an equity basis, its direct and indirect subsidiaries and affiliate. Accordingly, this condensed financial information has been presented on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investment in subsidiaries is presented under the equity method of accounting.

        This parent-only condensed financial information should be read in conjunction with the consolidated financial statements of Smart & Final Stores, Inc. and Subsidiaries (the "Company") included elsewhere herein.

Note 2: Guarantees and restrictions

        Smart & Final Stores LLC, a subsidiary of the Company, had $594.9 million of principal amount of long-term debt outstanding under the First Lien Term Loan Facility as of January 3, 2016. Under the terms of the First Lien Term Loan Credit Agreement dated November 15, 2012 (the "Agreement"), SF CC Intermediate Holdings, Inc. guaranteed the payment of all principal and interest. During the third quarter of 2016, the Company amended the First Lien Term Loan Facility (the "Fourth Amendment") to increase the size of the First Lien Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin was increased from 3.25% to 3.50%. The debt includes restrictions on the ability of Smart & Final Stores LLC and its subsidiaries to incur additional liens and indebtedness, make investments, loans and advances, pay dividends and enter into sale and lease back transactions, among other restrictions. The restricted net assets of the Company's consolidated subsidiaries is approximately $402.0 million as of January 1, 2017.

SMART & FINAL STORES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended January 1, 2017
Allowance for doubtful accounts	$454	$—	$(22)	$2	$434
Valuation allowance for deferred tax assets	1,306	195	—	—	1,501

	$1,760	$195	$(22)	$2	$1,935

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended January 3, 2016
Allowance for doubtful accounts	$787	$(298)	$(27)	$(8)	$454
Valuation allowance for deferred tax assets	1,014	292	—	—	1,306

	$1,801	$(6)	$(27)	$(8)	$1,760

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 28, 2014
Allowance for doubtful accounts	$766	$29	$(10)	$2	$787
Valuation allowance for deferred tax assets	1,014	—	—	—	1,014

	$1,780	$29	$(10)	$2	$1,801

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of January 1, 2017 our disclosure controls and procedures are effective.

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of January 1, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of January 1, 2017. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended January 1, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be contained in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended January 1, 2017 (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding stock option awards, and shares remaining available for future issuance, under each of the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan") and the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan") as of January 1, 2017, the last day of our fiscal year:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2012 Incentive Plan	6,734,839	$5.36	2,838,220
2014 Incentive Plan	2,691,784	$12.87	1,929,345	(2)

Total	9,426,623	$7.44	4,767,565

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

•
Consolidated Balance Sheets

        As of January 1, 2017 and January 3, 2016

  •
  Consolidated Statements of Operation and Comprehensive Income (Loss)

        For the years ended January 1, 2017, January 3, 2016 and December 28, 2014

  •
  Consolidated Statements of Stockholders' Equity

        For the years ended January 1, 2017, January 3, 2016 and December 28, 2014

  •
  Consolidated Statements of Cash Flows

        For the years ended January 1, 2017, January 3, 2016 and December 28, 2014

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

10.3.2	Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, Co-Invest Option (Award No. 12-002), dated as of February 3, 2014, by and between Smart & Final Holdings, Inc. and David G. Hirz.(3)
10.3.3	Third Amendment to Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan effective July 20, 2016 (David G. Hirz).(4)
10.4	Amended and Restated Employment Agreement, dated as of July 20, 2016, by and among Smart & Final Stores, Inc. and David G. Hirz.(7)
10.5	Form of Indemnification Agreement.(8)
10.6.1
Revolving Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Inc., Smart & Final Stores LLC, the Co-Borrowers party thereto on the Closing Date and each Subsidiary of the Borrower that becomes a party thereto as a Co-Borrower pursuant to Section 5.13 thereof, the Lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(3)
10.6.2
Amendment No. 1 to Credit Agreement, dated as of December 19, 2013, among SF CC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers, the subsidiaries of the Borrower listed on the signature pages thereto as Guarantors, Bank of America, N.A., as administrative agent for the lenders, collateral agent, Swingline Lender, and as issuing bank and the Consenting Lenders.(3)
10.6.3
Amendment No. 2 to the Credit Agreement, dated as of July 19, 2016, among SF CC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(4)
10.7.1
First Lien Term Loan Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final, Inc., the Lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.(3)
10.7.2
Amendment No. 1 to Credit Agreement, dated as of May 29, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the other Loan Parties listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the lenders under the Credit Agreement, joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent and each of the undersigned banks and other financial institutions party thereto as lenders and the other Required Lenders party thereto.(3)

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
10.7.4
Amendment No.3 to Credit Agreement, dated as of May 12, 2015, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner. Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.(5)
10.7.5
Amendment No. 4 to Credit Agreement, dated as of September 21, 2016, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature page thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, and the Consenting Lenders.(6)
10.8
Guarantee and Collateral Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, each other Subsidiary of Parent identified therein and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent for the Secured Parties.(3)
10.9
ABL Guarantee and Collateral Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, each other Subsidiary of Parent identified therein and Bank of America, N.A., as administrative agent and as collateral agent for the Secured Parties.(3)
10.10.1	Joint Venture Agreement, dated as of December 15, 1992, by and between Treviño Hernandez, S. de R.L. de C.V. and Smart & Final, Inc.(3)
10.10.2	Product Sales Agreement, dated as of June 12, 2012, by and between Smart & Final Stores LLC and Smart & Final del Noroeste, S.A. de C.V.(3)
10.10.3	Trademark Authorized User Agreement, dated as of June 12, 2012, by and between Smart & Final, Inc. and Smart & Final del Noroeste, S.A. de C.V.(3)
10.11	Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(1)
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(8)

10.13.1	Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and David G. Hirz.(7)
10.13.2	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)
10.13.3	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)
10.13.4
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.(7)
10.13.5	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective April 21, 2016 (Martin J. Trtek).(9)
10.14
Registration Rights Agreement, dated as of September 29, 2014, by and among Smart & Final Stores, Inc., Ares Corporate Opportunities Fund III, L.P., Ares Corporate Opportunities Fund IV, L.P. and the other stockholders party thereto.(7)
10.15	Form of Restricted Stock Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(8)
10.16	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.(7)
10.17	Amendment to Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)
10.18	Offer letter, effective January 27, 2014, by and between Smart & Final Stores LLC and Eleanor Hong.(7)
10.19	Advisory Agreement, dated as of January 8, 2017, by and between Cash & Carry Stores LLC and Martin J. Trtek.*
10.20	Executive Severance Plan, effective July 30, 2009, by and among Smart & Final Stores, Inc. and the Eligible Employees.*
21.1	List of subsidiaries.*
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

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

(4)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2016 and incorporated herein by reference.

(5)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 23, 2015 and incorporated herein by reference.

(6)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 17, 2016 and incorporated herein by reference.

(7)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 24, 2015, and incorporated herein by reference.

(8)
Filed as an exhibit to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (File No. 333-196931) filed with the SEC on September 8, 2014, and incorporated herein by reference.

(9)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 4, 2016 and incorporated herein by reference.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART & FINAL STORES, INC.
By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director Date: March 13, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director (principal executive officer) Date: March 13, 2017
By:	/s/ RICHARD N. PHEGLEY Richard N. Phegley Senior Vice President and Chief Financial Officer (principal financial officer) Date: March 13, 2017
By:	/s/ RICHARD A. LINK Richard A. Link Group Vice President and Controller (principal accounting officer) Date: March 13, 2017
By:	/s/ DAVID B. KAPLAN David B. Kaplan Chairman of the Board Date: March 13, 2017
By:	/s/ NORMAN H. AXELROD Norman H. Axelrod Director Date: March 13, 2017

By:	/s/ ANDREW A. GIANCAMILLI Andrew A. Giancamilli Director Date: March 13, 2017
By:	/s/ DENNIS T. GIES Dennis T. Gies Director Date: March 13, 2017
By:	/s/ PAUL N. HOPKINS Paul N. Hopkins Director Date: March 9, 2017
By:	/s/ ELAINE K. RUBIN Elaine K. Rubin Director Date: March 12, 2017
By:	/s/ JOSEPH S. TESORIERO Joseph S. Tesoriero Director Date: March 10, 2017
By:	/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman Director Date: March 12, 2017