Form 10-Q
period 2017-03-26
Smart & Final Stores, Inc.
filed 2017-05-04
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at May 3, 2017
common stock, $0.001 par value	73,211,905

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 26, 2017	January 1, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,385	$54,235
Accounts receivable, less allowances of $433 and $434 at March 26, 2017 and January 1, 2017, respectively	27,367	31,809
Inventories	266,698	278,718
Prepaid expenses and other current assets	59,492	48,769
Deferred income taxes	—	22,105
Total current assets	403,942	435,636

Property, plant, and equipment:
Land	9,082	9,106
Buildings and improvements	17,351	17,351
Leasehold improvements	310,151	301,522
Fixtures and equipment	363,819	353,764
Construction in progress	16,636	12,110
	717,039	693,853
Less accumulated depreciation and amortization	269,108	249,251
	447,931	444,602

Capitalized software, net of accumulated amortization of $14,284 and $13,293 at March 26, 2017 and January 1, 2017, respectively	14,246	10,392
Other intangible assets, net	367,907	369,519
Goodwill	611,242	611,242
Equity investment in joint venture	14,512	14,366
Other assets	68,239	66,662
Total assets	$1,928,019	$1,952,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$216,774	$225,227
Accrued salaries and wages	31,446	31,933
Accrued expenses	86,195	82,925
Current portion of debt, less debt issuance costs	68,454	62,352
Total current liabilities	402,869	402,437

Long-term debt, less debt issuance costs	616,902	616,588
Deferred income taxes	108,329	129,902
Postretirement and postemployment benefits	120,157	121,409
Other long-term liabilities	133,791	129,834

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 73,155,074 and 72,930,653 at March 26, 2017 and January 1, 2017, respectively	73	73
Additional paid-in capital	502,044	500,666
Retained earnings	57,180	65,093
Accumulated other comprehensive loss	(13,326)	(13,583)
Total stockholders’ equity	545,971	552,249
Total liabilities and stockholders’ equity	$1,928,019	$1,952,419

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended
	March 26, 2017	March 27, 2016

Net sales	$967,017	$908,453
Cost of sales, buying and occupancy	833,906	780,102
Gross margin	133,111	128,351

Operating and administrative expenses	135,674	125,082
(Loss) income from operations	(2,563)	3,269

Interest expense, net	8,174	7,311
Equity in earnings of joint venture	167	444
Loss before income taxes	(10,570)	(3,598)

Income tax benefit	5,978	1,960
Net loss	$(4,592)	$(1,638)

Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share	$(0.06)	$(0.02)

Weighted average shares outstanding:
Basic	72,287,891	73,189,149
Diluted	72,287,891	73,189,149

Comprehensive income:
Net loss	$(4,592)	$(1,638)
Derivative instruments:
Gain (loss), net of income tax expense (benefit) of $250 and $(548), respectively	377	(822)
Reclassification adjustments, net of income tax (benefit) expense of $(1) and $2, respectively	(2)	4
Foreign currency translation	(118)	13
Other comprehensive income (loss)	257	(805)
Comprehensive loss	$(4,335)	$(2,443)

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twelve Weeks Ended
	March 26, 2017	March 27, 2016

Operating activities
Net loss	$(4,592)	$(1,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,783	10,189
Amortization	8,900	7,345
Amortization of debt discount and debt issuance costs	445	639
Share-based compensation	1,814	1,507
Deferred income taxes	284	(446)
Equity in earnings of joint venture	(167)	(444)
Loss on disposal of property, plant, and equipment	21	78
Asset impairment	325	128
Changes in operating assets and liabilities:
Accounts receivable, net	2,663	2,401
Inventories	12,020	(961)
Prepaid expenses and other assets	(11,524)	(6,218)
Accounts payable	(8,453)	(8,717)
Accrued salaries and wages	(487)	(3,649)
Other accrued liabilities	7,279	12,037
Net cash provided by operating activities	21,311	12,251

Investing activities
Purchases of property, plant, and equipment	(24,570)	(28,217)
Proceeds from disposal of property, plant, and equipment	1,785	386
Assets acquired in Haggen Transaction	—	(1,801)
Investment in capitalized software	(4,524)	(696)
Other	(55)	(209)
Net cash used in investing activities	(27,364)	(30,537)

Financing activities
Proceeds from exercise of stock options	2,335	146
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(106)	(91)
Fees paid in conjunction with debt financing	(31)	(31)
Borrowings on bank line of credit	28,000	25,000
Payments on bank line of credit	(22,000)	—
Stock repurchases	(5,995)	(2,992)
Net cash provided by financing activities	2,203	22,032

Net (decrease) increase in cash and cash equivalents	(3,850)	3,746
Cash and cash equivalents at beginning of period	54,235	59,327
Cash and cash equivalents at end of period	$50,385	$63,073

Cash paid during the period for:
Interest	$2,340	$236
Income taxes	$—	$4

Non-cash investing and financing activities
Software development costs incurred but not paid	$344	$79
Construction in progress costs incurred but not paid	$11,537	$13,660

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total

Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249
Forfeiture of restricted stock awards	(25,462)	—	—	—	—	—
Share-based compensation	—	—	1,814	—	—	1,814
Stock option exercises	672,567	—	2,335	—	—	2,335
Vested restricted stock awards withheld on net share settlement	(8,025)	—	(106)	—	—	(106)
Net loss	—	—	—	(4,592)	—	(4,592)
Stock repurchases	(414,659)	—	(2,665)	(3,321)	—	(5,986)
Other comprehensive income	—	—	—	—	257	257
Balance at March 26, 2017	73,155,074	$73	$502,044	$57,180	$(13,326)	$545,971

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of March 26, 2017, the Company operated 308 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of March 26, 2017.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended January 1, 2017 that were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2017.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2017 is, and fiscal year 2016 was, a 52-week fiscal year.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses and other miscellaneous assets.

Accounts Payable

The Company’s banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts are included in “Accounts payable” in the accompanying condensed consolidated balance sheets.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the statements of operations and comprehensive income (loss) as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

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

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 9, Share-Based Compensation.

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

In the second quarter of 2016, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

In the first quarter of 2017, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, prospectively to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for public entities for annual periods beginning after December 15, 2016. As a result of the prospective adoption, prior periods were not retrospectively adjusted.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the condensed consolidated statements of operations and comprehensive income (loss) when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

The Company presents capitalized debt issuance costs in its condensed consolidated balance sheets as a direct reduction to debt.

Self-Insurance

The Company has various insurance programs related to its risks and costs associated with workers’ compensation and general liability claims. The Company has elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective program. The Company establishes estimated accruals for its insurance programs based on available claims data, historical trends and experience, and projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries and consultants, and the ultimate cost of these claims may vary from initial estimates and established accruals. The actuaries periodically update their estimates and the Company records such adjustments in the period in which such determination is made. Included in the aggregate accrual are amounts related to the risk in excess of certain dollar limits related to the Company’s workers’ compensation California self-insured program and its general liability program. The Company has also recorded a corresponding insurance recovery receivable from its third-party insurance carriers related to the risk in excess of certain dollar limits related to its workers’ compensation California self-insured program and its general liability program. The accrued obligation for these self-insurance programs and the corresponding insurance recovery receivable are included in “Other long-term liabilities” and “Other Assets,” respectively, in the condensed consolidated balance sheets.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of March 26, 2017, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 99.0% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $625.0 million, compared to an indicated fair value of $618.8 million as of March 26, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

Earnings (Loss) per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the fiscal period.

Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the fiscal period.

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. Because the standard will impact various business processes, systems and controls of the Company, a project team has been formed to evaluate and guide the implementation. To date, the Company has performed a preliminary detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The Company’s operations are primarily the sale of fresh perishables and everyday grocery items, as well as foodservice, packaging and janitorial products. Revenues from product sales are recognized at the point of sale. The Company is continuing to evaluate the impact ASU 2014-09, ASU 2016-08 and other amendments and related interpretive guidance will have on our consolidated financial statements. The Company currently anticipates utilizing the modified retrospective method of adoption allowed by the standards and plans to adopt the standards as of January 1, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 also may require additional disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). ASU 2016-18 provides specific guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance requires a retrospective transition method to each period presented. The Company does not expect the adoption of ASU 2016-18 will have a material impact on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). ASU 2016-20 addresses various technical corrections and improvements to Topic 606 and other Topics amended by ASU 2014-09. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 narrows the definition of a “business”. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. This guidance must be applied prospectively to transactions occurring within the period of adoption. The Company does not expect the adoption of ASU 2017-01 will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This guidance must be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-04 will have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an “in substance nonfinancial asset”. The amendments also define the term “in substance nonfinancial asset”. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred to a counterparty. For example, a parent may transfer control of nonfinancial assets in a legal entity by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The guidance is effective for public entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company does not expect the adoption of ASU 2017-05 will have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-07 will have a material impact on the Company’s consolidated financial statements.

In March 2017, FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2017-08 will have a material impact on the Company’s consolidated financial statements.

4. Debt

Current portion of debt at March 26, 2017 and January 1, 2017 was as follows (in thousands):

	March 26, 2017	January 1, 2017
Revolving Credit Facility	$70,000	$64,000

Less:
Debt issuance costs	(1,546)	(1,648)
Total current portion of debt	$68,454	$62,352

Long-term debt at March 26, 2017 and January 1, 2017 was as follows (in thousands):

	March 26, 2017	January 1, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(2,596)	(2,709)
Discount on debt issuance	(5,502)	(5,703)
Total long-term debt	$616,902	$616,588

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

The Second Lien Term Loan Facility had a term of eight years and provided $195.0 million in gross proceeds at November 15, 2012. In the second and fourth quarters of 2013, the Company amended its Term Loan Facility to increase borrowings by an aggregate $195.0 million. On December 19, 2013, the Company used these proceeds to repay the outstanding amount of $195.0 million on the Second Lien Term Loan Facility.

On September 29, 2014, the Company used the net proceeds from its initial public offering (the “IPO”) to repay borrowings of approximately $115.5 million under the Term Loan Facility. Quarterly amortization of the principal amount is no longer required as a result of this prepayment.

During the second quarter of 2015, the Company amended the Term Loan Facility to reduce (i) the ABR Borrowings applicable margin from 2.75% to 2.25%, (ii) the Eurocurrency Borrowings applicable margin from 3.75% to 3.25% and (iii) the Adjusted LIBOR floor rate from 1.00% to 0.75% (the “Third Amendment”). The November 15, 2019 maturity date remained unchanged.

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of March 26, 2017 and January 1, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.59% and 4.41%, respectively.

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

During the third quarter of 2016, the Company amended the Revolving Credit Facility (the “Second Amendment”) to increase the committed amount to $200.0 million. Additionally, the maturity date was extended from November 15, 2017 to the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). In addition, the applicable margin ranges were reduced with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and (ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%.

At March 26, 2017 and January 1, 2017, the alternate base rate was 4.00% and 3.75%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 4.25% and 4.00%, respectively. The calculated borrowing base of the Revolving Credit Facility was $187.4 million and $196.9 million at March 26, 2017 and January 1, 2017, respectively. As of March 26, 2017 and January 1, 2017, the amount outstanding under the Revolving Credit Facility was $70.0 million and $64.0 million, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $29.7 million and $29.9 million outstanding as of March 26, 2017 and January 1, 2017, respectively. As of March 26, 2017 and January 1, 2017, the amount available for borrowing under the Revolving Credit Facility was $87.8 million and $103.0 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 26, 2017 and January 1, 2017, no trigger event had occurred.

5. Derivative Financial Instruments

On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the “Swap”) to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive income (loss). The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity.

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

As of March 26, 2017 and January 1, 2017, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	March 26, 2017	January 1, 2017
Other assets	$80	$83
Accrued expenses	(513)	(1,144)
Total derivatives designated as hedging instruments	$(433)	$(1,061)

The following table summarizes the gain recognized in accumulated other comprehensive loss (“AOCL”) and the amount of gain reclassified from AOCL into earnings for the twelve weeks ended March 26, 2017 (in thousands):

	Amount of Gain Recognized in OCI on Derivative, Net of Tax (Effective Portion)	Amount of Gain Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$375	$(2)

6. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To estimate the fair values of its financial and nonfinancial assets and liabilities, the Company uses valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at March 26, 2017
Description	Total as of March 26, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$3,195	$3,195	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,358	3,358	—	—
Other assets—deferred compensation plan investment in Sprouts	2,371	2,371	—	—
Financial liabilities
Derivatives	(433)	—	(433)	—
Other long-term liabilities—deferred compensation plan	(18,096)	(1,860)	(16,236)	—
Total	$(9,605)	$7,064	$(16,669)	$—

Level 1 Investments include money market funds of $3.2 million, market index funds of $3.4 million and an investment in Sprouts of $2.4 million with the corresponding deferred compensation liabilities of $1.9 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $16.2 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $0.4 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 26,	March 27,
	2017	2016
Service cost	$381	$324
Interest cost	1,865	2,050
Expected return on plan assets	(1,965)	(2,028)
Amortization of net actuarial loss	120	—
Net periodic benefit cost	$401	$346

During the twelve weeks ended March 26, 2017, the Company made a $3.5 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required contribution of $11.7 million during fiscal year 2017.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 26,	March 27,
	2017	2016
Interest cost	$252	$267
Net periodic benefit cost	$252	$267

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 26,	March 27,
	2017	2016
Service cost	$115	$92
Interest cost	139	162
Net periodic benefit cost	$254	$254

8. Income Taxes

The Company’s effective tax benefit rate for the twelve weeks ended March 26, 2017 and March 27, 2016 was 56.6% and 54.5%, respectively. The difference in the Company’s effective tax rate for the twelve weeks ended March 26, 2017 compared to the twelve weeks ended March 27, 2016 was primarily related to excess tax benefits from stock award exercises and vesting.

SFSI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of March 26, 2017 include fiscal years 2012 through 2016 for both state and federal purposes.

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

During the twelve weeks ended March 26, 2017, 8,025 shares of restricted stock were surrendered to the Company to cover the grantee’s minimum income tax obligations in connection with the vesting of restricted stock awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twelve weeks ended March 26, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	825,927	$12.92
Granted	—	—
Forfeited	(25,462)	13.78
Vested	(22,262)	13.74
Outstanding at March 26, 2017	778,203	$12.87

The Company recorded share-based compensation expense related to the restricted stock awards of $1.0 million and $0.5 million for the twelve weeks ended March 26, 2017 and March 27, 2016, respectively. As of March 26, 2017, the unrecognized compensation cost was $3.6 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.50 years.

The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the twelve weeks ended March 26, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,578,708	$12.87	8.10 years
Granted	—	—
Forfeited	(56,070)	12.73
Exercised	(15,740)	12.00
Expired	—	—
Outstanding at March 26, 2017	2,506,898	$12.87	7.88 years	$—
Exercisable at March 26, 2017	581,630	$12.11	7.53 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of March 24, 2017 was $11.65.

The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $0.6 million and $0.5 million for the twelve weeks ended March 26, 2017 and March 27, 2016, respectively. As of March 26, 2017, the unrecognized compensation cost was $3.5 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.96 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the twelve weeks ended March 26, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,799,586	$6.58	6.10 years
Forfeited	(20,216)	6.59
Exercised	(172,034)	6.59
Cancelled	—	—
Expired	—	—
Outstanding at March 26, 2017	4,607,336	$6.58	5.87 years	$23,366
Exercisable at March 26, 2017	3,640,084	$6.58	5.87 years	$18,467

The Company recorded share-based compensation expense for Time-Based Options granted under the 2012 Incentive Plan of $0.2 million and $0.5 million for the twelve weeks ended March 26, 2017 and March 27, 2016, respectively. As of March 26, 2017, the unrecognized compensation cost was $0.6 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 0.66 years.

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

The following table summarizes the Rollover Option activity for the twelve weeks ended March 26, 2017, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,935,253	$2.33	1.37 years
Forfeited	—	—
Exercised	(484,793)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at March 26, 2017	1,450,460	$2.41	1.50 years	$13,407
Exercisable at March 26, 2017	1,450,460	$2.41	1.50 years	$13,407

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component, net of tax, for the twelve weeks ended March 26, 2017 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)
OCI before reclassification	—	377	(118)	259
Amounts reclassified out of AOCL	—	(2)	—	(2)
Net current period OCI	—	375	(118)	257
Balance at March 26, 2017	$(10,332)	$(287)	$(2,707)	$(13,326)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the twelve weeks ended March 26, 2017 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Loss
Loss on cash flow hedges
Interest rate swaps	$(3)	Interest income (expense), net
	(3)	Total before income taxes
	1	Income tax (provision) benefit
	$(2)	Reclassification of adjustments, net of tax
Total reclassifications for the twelve weeks ended March 26, 2017	$(2)	Total reclassifications, net of tax

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

For the twelve weeks ended March 26, 2017, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$764,969	$202,048	$—	$967,017
Cost of sales, distribution and store occupancy	656,792	175,133	1,981	833,906
Operating and administrative expenses	103,906	16,166	15,602	135,674
Income (loss) from operations	$4,271	$10,749	$(17,583)	$(2,563)
As of March 26, 2017:
Total assets	$1,860,352	$356,941	$(289,274)	$1,928,019
Intercompany receivable (payable)	$350,814	$7,108	$(357,922)	$—
Investment in joint venture	$—	$—	$14,512	$14,512
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended March 26, 2017:
Capital expenditures	$20,974	$2,873	$5,247	$29,094
Depreciation and amortization	$18,747	$1,095	$1,841	$21,683

For the twelve weeks ended March 27, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$709,314	$199,139	$—	$908,453
Cost of sales, distribution and store occupancy	606,682	171,117	2,303	780,102
Operating and administrative expenses	95,200	14,825	15,057	125,082
Income (loss) from operations	$7,432	$13,197	$(17,360)	$3,269
For the twelve weeks ended March 27, 2016:
Capital expenditures	$26,599	$1,062	$1,252	$28,913
Depreciation and amortization	$14,752	$856	$1,926	$17,534

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

13. Loss Per Share

Basic loss per share and diluted loss per share represent net loss for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period.

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 26,	March 27,
	2017	2016

Net loss	$(4,592)	$(1,638)

Weighted average shares outstanding for basic EPS	72,287,891	73,189,149
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	—	—
Weighted average shares and share equivalents outstanding for diluted EPS	72,287,891	73,189,149

Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share	$(0.06)	$(0.02)

Potentially dilutive securities representing 5,699,439 shares of Common Stock for the twelve weeks ended March 26, 2017 and 4,325,498 shares of Common Stock for the twelve weeks ended March 27, 2016 were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

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

15. Share Repurchase Program

During the third quarter of 2016, SFSI’s board of directors authorized a share repurchase program to repurchase up to $25.0 million, inclusive of commissions, of shares of Common Stock. Repurchases under this share repurchase program commenced on September 19, 2016 and may occur through August 31, 2017.

The specific timing and amount of the repurchases will be dependent on market conditions, applicable laws and other factors. In connection with the share repurchase program, the Company may acquire shares in open market transactions (including pursuant to plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended) or privately negotiated transactions.

During the twelve weeks ended March 26, 2017, the Company repurchased 414,659 shares of its common stock through open market purchases for an aggregate cost of $6.0 million. The repurchased shares are no longer deemed issued and outstanding.

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

Business Overview

We are a growth and value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of March 26, 2017, we operated 308 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes, all at “everyday low prices.”

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the twelve weeks ended March 26, 2017, our Smart & Final and Cash & Carry segments represented approximately 79.1% and 20.9%, respectively, of our consolidated sales compared with 78.1% and 21.9%, respectively, for the twelve weeks ended March 27, 2016.

Our Smart & Final segment is based in Commerce, California and includes, as of March 26, 2017, 74 legacy Smart & Final stores and 174 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of March 26, 2017, 60 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho, Nevada and Utah. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first quarter of 2017 we opened two new Extra! stores. Our 2017 store development plans anticipate 13 additional new Extra! stores. We plan to opportunistically continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. In the first quarter of 2017, we opened one new Cash & Carry store and plan to open three additional new Cash & Carry stores in fiscal year 2017.

In addition, we plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of a number of key initiatives, including initiatives to increase net sales of perishable products in our Smart & Final stores, to increase net sales of private label products in our Smart &Final and Cash & Carry stores, and to expand our marketing programs in our Smart & Final and Cash & Carry stores. We expect each of these key initiatives, if successful, to generate increased comparable store sales and also expect our initiative to increase net sales of private label products to enhance our operating margins, as private label products have historically generated higher gross margins relative to national branded products.

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

Private Label Products

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

As of March 26, 2017, we had a portfolio of 3,070 private label items, which represented 28% of our Smart & Final banner sales for the twelve weeks ended March 26, 2017. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Food inflation rose sharply in the first half of fiscal year 2014, but moderated in the third quarter of fiscal year 2014. Beginning in the second quarter of 2015 and continuing through the end of fiscal year 2016, we experienced deflation in certain food and non-food commodities. Market dynamics have caused us to pass cost decreases through to customers, which has negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. We expect deflationary pressures to continue into the first half of 2017, with deflation easing as we move into the second half of the year.

Components of Results of Operations

Net Sales

We recognize revenue from the sale of products at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Sales tax collections are presented in the statement of operations and comprehensive income (loss) on a net basis and, accordingly, are excluded from reported sales revenues. Proceeds from the sale of our Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. Our Smart & Final gift cards do not have an expiration date.

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

Income Tax Provision

We are subject to federal income tax as well as state income tax in various jurisdictions of the United States in which we conduct business. Income taxes are accounted for under the balance sheet approach.

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of March 26, 2017, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility and Revolving Credit Facility Amendments

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness.

During the third quarter of fiscal year 2016, we amended the Term Loan Facility to increase the size of the Term Loan Facility by $30.1 million and to extend the maturity of the term loan from November 15, 2019 to November 15, 2022. Additionally, in connection with such amendment, the Eurocurrency Borrowings applicable margin was increased from 3.25% to 3.50%. We also amended our Revolving Credit Facility to increase the committed amount to $200 million and extend the November 15, 2017 maturity date to the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). We also reduced the applicable margin ranges with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and(ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on January 1, 2017 and was a 52-week period.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended
	March 26, 2017		March 27, 2016

Net sales	$967,017	100.0%	$908,453	100.0%
Cost of sales, buying and occupancy	833,906	86.2%	780,102	85.9%
Gross margin	133,111	13.8%	128,351	14.1%
Operating and administrative expenses	135,674	14.1%	125,082	13.7%
(Loss) income from operations	(2,563)	-0.3%	3,269	0.4%
Interest expense, net	8,174	0.8%	7,311	0.8%
Equity in earnings of joint venture	167	—%	444	—%
Loss before income taxes	(10,570)	-1.1%	(3,598)	-0.4%
Income tax benefit	5,978	0.6%	1,960	0.2%
Net loss	$(4,592)	-0.5%	$(1,638)	-0.2%
Per Share Data:
Loss per share:
Net loss per share - Basic	$(0.06)		$(0.02)
Net loss per share - Diluted	$(0.06)		$(0.02)

Other Operating Data

Comparable store sales growth	(2.5)%		2.0%
Smart & Final banner	(2.5)%		2.5%
Cash & Carry banner	(2.4)%		0.3%
Stores at end of period	308		290
Smart & Final banner	248		235
Extra! format	174		143
Cash & Carry banner	60		55

Twelve Weeks Ended March 26, 2017 Compared to the Twelve Weeks Ended March 27, 2016

Net Sales

Net sales for the twelve weeks ended March 26, 2017 increased $58.6 million, or 6.4%, to $967.0 million as compared to $908.5 million for the twelve weeks ended March 27, 2016. This increase in net sales was attributable to net sales of $80.5 million from the opening of 3 new stores in the twelve weeks ended March 26, 2017 and 37 net new stores in fiscal year 2016, partially offset by a comparable store sales decline of $21.9 million in our store banners.

For the twelve weeks ended March 26, 2017, comparable store sales decreased 2.5% as compared to the twelve weeks ended March 27, 2016. This decrease in comparable store sales was attributable to decreases in both comparable transaction count of 0.4% and comparable average transaction size of 2.1%.

For the twelve weeks ended March 26, 2017, net sales for our Smart & Final segment increased $55.7 million, or 7.8%, to $765.0 million as compared to $709.3 million for the twelve weeks ended March 27, 2016. Comparable store sales for our Smart & Final segment decreased 2.5% as compared to the twelve weeks ended March 27, 2016, attributable to decreases in both comparable transaction count of 0.2% and comparable average transaction size of 2.3%.

For the twelve weeks ended March 26, 2017, net sales for our Cash & Carry segment increased $2.9 million, or 1.5%, to $202.0 million as compared to $199.1 million for the twelve weeks ended March 27, 2016. Comparable store sales for our Cash & Carry segment decreased 2.4% as compared to the twelve weeks ended March 27, 2016, attributable to a decrease in both comparable transaction count of 2.0% and comparable average transaction size of 0.4%.

Beginning in the second quarter of 2015 and continuing through 2016 and into the first quarter of 2017, we experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers that have negatively impacted sales growth in both total sales and comparable store sales. In comparable store sales, we believe that the principal effect of deflation is evidenced in the comparable average transaction size.

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

In addition to the impacts from deflation, including effects on sales and cost structure, and sales transfer from existing to new stores as a result of store development activity, our sales for the twelve weeks ended March 26, 2017 were adversely impacted by the severe weather conditions experienced in our principal market areas.

Gross Margin

Gross margin for the twelve weeks ended March 26, 2017 increased $4.7 million, or 3.7%, to $133.1 million as compared to $128.4 million for the twelve weeks ended March 27, 2016. The increase in gross margin attributable to increased sales was $8.3 million, partially offset by a $3.5 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 13.8% for the twelve weeks ended March 26, 2017 as compared to 14.1% for the twelve weeks ended March 27, 2016. Compared to the twelve weeks ended March 27, 2016, gross margin as a percentage of sales for the twelve weeks ended March 26, 2017 included lower merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for a decrease of 0.21% (consisting of a 0.24% decrease related to our Cash & Carry segment, partially offset by a 0.03% increase related to our Smart & Final segment). Warehouse and transportation costs as a percentage of sales decreased 0.12% (representing a 0.10% decrease related to our Smart & Final segment and a 0.02% decrease related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.32% (consisting of an increase of 0.23% related to our Smart & Final segment and a 0.09% increase related to our Cash & Carry segment). This increase in our Smart & Final segment included an increase of 0.42% related to stores opened in 2016 through first quarter 2017, partially offset by a 0.19% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.05% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended March 26, 2017 increased $10.6 million, or 8.5%, to $135.7 million, as compared to $125.1 million for the twelve weeks ended March 27, 2016. The increase in operating and administrative expenses was primarily due to $8.9 million of increased wages, fringe benefits and incentive bonus costs, $2.3 million of increased other store direct expenses, and $0.3 million increase in share-based compensation expense associated with our equity compensation program. These increases were partially offset by a $0.9 million decrease in marketing costs, and a $0.5 million decrease in costs associated with store closures and asset impairment costs.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended March 26, 2017 increased 0.3% to 14.0% as compared to 13.7% for the twelve weeks ended March 27, 2016. Operating and administrative expenses, as a percentage of sales, increased by 0.40% due to increased wages, benefits and incentive bonuses (including a 0.45% increase related to our Smart & Final segment partially offset by a 0.01% decrease related to our Cash & Carry segment), 0.05% of the increase was due to increased other store direct expenses (primarily related to our Smart & Final segment), and 0.02% was related to increased share-based compensation expense associated with our equity compensation program. These increases were partially offset by a 0.16% decrease in marketing costs, and a 0.06% decrease due to decreased costs related to store closures and asset impairment costs.

Interest Expense, Net

Interest expense for the twelve weeks ended March 26, 2017 increased $0.9 million, or 11.8%, to $8.2 million as compared to $7.3 million for the twelve weeks ended March 27, 2016. This increase in interest expense was primarily due to increased average debt outstanding.

Income Tax Benefit

Our income tax benefit for the twelve weeks ended March 26, 2017 increased $4.0 million to a $6.0 million income tax benefit as compared to a $2.0 million income tax benefit for the twelve weeks ended March 27, 2016. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended March 26, 2017 was an income tax benefit of 55.7% as compared to an income tax benefit of 48.5% for the twelve weeks ended March 27, 2016. The change in the effective income tax rate for the twelve weeks ended March 26, 2017 was primarily related to excess tax benefits from stock award exercises and vesting.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended March 26, 2017 was $0.2 million as compared to $0.4 million for the twelve weeks ended March 27, 2016.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of March 26, 2017, we had $70.0 million drawn under our Revolving Credit Facility and $51.1 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twelve Weeks Ended March 26, 2017	Twelve Weeks Ended March 27, 2016
Cash and cash equivalents at end of period	$50,385	$63,073
Cash provided by operating activities	21,311	12,251
Cash used in investing activities	(27,364)	(30,537)
Cash provided by financing activities	2,203	22,032

Operating Activities

Cash flows from operating activities consist of net income (loss) adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twelve weeks ended March 26, 2017 and March 27, 2016 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twelve weeks ended March 26, 2017 increased $9.0 million to $21.3 million as compared to $12.3 million for the twelve weeks ended March 27, 2016. This increase was primarily attributable to lower working capital. During the twelve weeks ended March 26, 2017, we made cash interest payments of $2.3 million and cash pension contributions of $1.6 million, as compared to cash interest payments of $0.2 million and cash pension contributions of $1.0 million during the twelve weeks ended March 27, 2016.

Investing Activities

Cash used in investing activities decreased $3.1 million to $27.4 million for the twelve weeks ended March 26, 2017 as compared to $30.5 million in the twelve weeks ended March 27, 2016. This decrease was primarily attributable to a $1.8 million decrease in payments related to assets acquired in the Haggen Transaction, a $1.4 million increase in proceeds on sale of assets, and a $0.1 million decrease in other investments, partially offset by a $0.2 million increase in capital expenditures for property, plant and equipment, including capitalized software.

Financing Activities

Cash provided by financing activities decreased $19.8 million to cash provided of $2.2 million for the twelve weeks ended March 26, 2017, as compared to cash provided of $22.0 million for the twelve weeks ended March 27, 2016. This decrease was attributable to a $19.0 million reduction in net borrowings on our Revolving Credit Facility, and a $3.0 million increase in cash used for repurchases of Common Stock, partially offset by a $2.2 million increase in net proceeds from stock option exercises.

At March 26, 2017, we had cash and cash equivalents of $50.4 million, stockholders’ equity of $546.0 million and debt, less debt issuance costs, of $685.4 million. At March 26, 2017, we had working capital of $1.1 million as compared to $36.8 million at March 27, 2016.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of March 26, 2017, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$695,000	$70,000	$—	$—	$625,000
Interest on long-term debt	203,676	30,919	68,522	73,812	30,423
Operating leases	1,480,497	132,146	254,078	226,776	867,497
Total contractual obligations	$2,379,173	$233,065	$322,600	$300,588	$1,522,920

The primary changes in our contractual obligations as of March 26, 2017 as compared to our contractual obligations as of January 1, 2017 relate to additional operating leases entered into during the twelve weeks ended March 26, 2017 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of March 26, 2017 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off Balance Sheet Arrangements

As of March 26, 2017, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. In accordance with ASC 718 as updated by ASU 2016-09, share-based payments to be recognized in the statements of operations and comprehensive income (loss) as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates first-in, first-out (“FIFO”) or market. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. Physical inventory counts are conducted on a recurring and frequent basis throughout the year. The provision for inventory loss is adjusted periodically to reflect updated trends of actual physical inventory count results. Historically, our actual physical inventory count results have shown our estimates to be materially reliable. We do not believe there is a reasonable likelihood that changes in our estimates will have a material effect on our financial condition or results of operations in future periods.

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

Our detailed impairment analysis involves the use of both a market value method and discounted projected future cash flow models. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes on existing and forecasted results. Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and our Company’s market capitalization to corroborate our reporting unit valuation. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. In the fourth quarter of fiscal year 2016, we completed our quantitative assessment of any potential goodwill impairment and concluded that there were no indications of impairment as of January 1, 2017. Our quantitative assessment of potential goodwill impairment concluded that the fair value of the Smart & Final banner and Cash & Carry banner exceeded their respective carrying value by over 10% and 90%, respectively. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis would not result in an indication that the reporting unit’s goodwill may be impaired.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $5.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

Self-Insurance

We have various insurance programs related to our risks and costs associated with workers’ compensation and general liability claims. We have elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective insurance program.

We are also responsible for the payment of claims less than the insured amount. We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our insurance and self-insured claims liabilities at January 1, 2017, excluding the risk in excess of certain dollar limits related to self-insured program with our third-party insurance carriers, would have affected pre-tax income by approximately $2.0 million for fiscal year 2016. Historically, periodic adjustments to our estimates have not been material.

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

Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at January 1, 2017, would have affected pre-tax income by approximately $0.4 million for fiscal year 2016.

Retirement Benefit Plans and Postretirement Benefit Plans

Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date.

The determination of our obligation and expense for retirement benefits plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2015, the

Society of Actuaries released an update to the mortality scales which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of January 3, 2016. The impact of these new mortality assumptions resulted in a slight decrease to our defined benefit pension, supplemental executive retirement plan (“SERP”), and postretirement benefit plan obligations and a slight decrease in future related expense. In 2016, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 1, 2017. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan’s portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments has historically generated a greater long-term return. For fiscal year 2016, the Company’s assumed rate of return for our defined benefit pension plan was 6.25%.

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)/ increase	Expense (decrease)/ increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$(18,357)/$20,967	$31/$301
Expected long-term return on plan assets	+/- 50 bps	—	(734)/734
SERP:
Discount rate	+/- 50 bps	(1,305)/1,404	101/(111)
Postretirement benefit plan:
Discount rate	+/- 50 bps	(1,010)/1,123	(113)/18

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

Recently Issued Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of March 26, 2017, a 1% increase in interest rates would increase our annual interest cost by approximately $2.6 million. This impact reflects any offset from our current hedging activities. A decrease of 1% in interest rates would decrease our annual interest cost by $1.4 million due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of March 26, 2017, is primarily related to our $14.5 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 26, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twelve weeks ended March 26, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended January 1, 2017 filed with the SEC on March 17, 2017. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the twelve weeks ended March 26, 2017.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
January 2 to January 29, 2017	163,777	$14.48	163,777	$11,145
January 30 to February 26, 2017	161,220	14.66	158,932	8,818
February 27, 2017 to March 26, 2017	97,687	13.99	91,950	7,526
Total	422,684	$14.43	414,659

(1)                     Periodic information is presented by reference to our fiscal periods during the first quarter of fiscal year 2017.

(2)                     Average price per share includes related expense.

(3)                     During the twelve weeks ended March 26, 2017 the Company reacquired 8,025 shares of common stock to satisfy tax withholding obligation in connection with the vesting of 19,067 shares of restricted stock granted to eligible employees.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

SMART & FINAL STORES, INC.
(Registrant)

May 3, 2017	/s/ David G. Hirz
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

May 3, 2017	/s/ Richard N. Phegley
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)