Form 10-Q
period 2017-06-18
Smart & Final Stores, Inc.
filed 2017-07-26
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at July 25, 2017
common stock, $0.001 par value	74,020,547

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 18, 2017 (unaudited) and January 1, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the twelve and twenty-four weeks ended June 18, 2017 and June 19, 2016 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 18, 2017 and June 19, 2016 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the twenty-four weeks ended June 18, 2017 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Forward-Looking Statements	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signatures		47

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 18, 2017	January 1, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,225	$54,235
Accounts receivable, less allowances of $433 and $434 at June 18, 2017 and January 1, 2017, respectively	32,988	31,809
Inventories	266,569	278,718
Prepaid expenses and other current assets	30,086	48,769
Deferred income taxes	—	22,105
Total current assets	392,868	435,636

Property, plant, and equipment:
Land	9,123	9,106
Buildings and improvements	20,468	17,351
Leasehold improvements	321,777	301,522
Fixtures and equipment	382,168	353,764
Construction in progress	18,849	12,110
	752,385	693,853
Less accumulated depreciation and amortization	289,389	249,251
	462,996	444,602

Capitalized software, net of accumulated amortization of $15,293 and $13,293 at June 18, 2017 and January 1, 2017, respectively	15,545	10,392
Other intangible assets, net	366,296	369,519
Goodwill	611,242	611,242
Equity investment in joint venture	14,644	14,366
Other assets	68,796	66,662
Total assets	$1,932,387	$1,952,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$230,786	$225,227
Accrued salaries and wages	33,273	31,933
Accrued expenses	86,025	82,925
Current portion of debt, less debt issuance costs	48,531	62,352
Total current liabilities	398,615	402,437

Long-term debt, less debt issuance costs	617,178	616,588
Deferred income taxes	108,595	129,902
Postretirement and postemployment benefits	118,530	121,409
Other long-term liabilities	133,693	129,834

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 73,972,443 and 72,930,653 at June 18, 2017 and January 1, 2017, respectively	74	73
Additional paid-in capital	504,407	500,666
Retained earnings	64,308	65,093
Accumulated other comprehensive loss	(13,013)	(13,583)
Total stockholders’ equity	555,776	552,249
Total liabilities and stockholders’ equity	$1,932,387	$1,952,419

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18, 2017	June 19, 2016	June 18, 2017	June 19, 2016

Net sales	$1,078,287	$1,038,281	$2,045,304	$1,946,734
Cost of sales, buying and occupancy	916,017	881,067	1,749,923	1,661,169
Gross margin	162,270	157,214	295,381	285,565

Operating and administrative expenses	143,062	138,819	278,736	263,901
Income from operations	19,208	18,395	16,645	21,664

Interest expense, net	8,335	7,441	16,509	14,752
Equity in earnings of joint venture	47	284	214	728
Income before income taxes	10,920	11,238	350	7,640

Income tax (provision) benefit	(3,792)	(3,432)	2,186	(1,472)
Net income	$7,128	$7,806	$2,536	$6,168

Basic earnings per share	$0.10	$0.11	$0.04	$0.08
Diluted earnings per share	$0.09	$0.10	$0.03	$0.08

Weighted average shares outstanding:
Basic	72,573,681	73,197,064	72,430,786	73,193,107
Diluted	76,251,510	78,907,184	76,478,054	78,976,605

Comprehensive income:
Net income	$7,128	$7,806	$2,536	$6,168
Derivative instruments:
Gain (loss), net of income tax expense (benefit) of $19 and $(163), respectively, for twelve weeks ended; $271 and $(710), respectively, for twenty-four weeks ended	29	(244)	406	(1,065)
Reclassification adjustments, net of income tax expense of $7 and $2, respectively, for twelve weeks ended; $6 and $5, respectively, for twenty-four weeks ended	10	4	8	7
Foreign currency translation	274	(115)	156	(102)
Other comprehensive income (loss)	313	(355)	570	(1,160)
Comprehensive income	$7,441	$7,451	$3,106	$5,008

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twenty-four Weeks Ended
	June 18, 2017	June 19, 2016
Operating activities
Net income	$2,536	$6,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,989	21,752
Amortization	18,008	15,035
Amortization of debt discount and debt issuance costs	891	1,280
Share-based compensation	4,304	3,418
Deferred income taxes	524	(811)
Equity in earnings of joint venture	(214)	(728)
Loss on disposal of property, plant, and equipment	14	65
Asset impairment	550	181
Changes in operating assets and liabilities:
Accounts receivable, net	(2,958)	(1,074)
Inventories	12,149	(11,602)
Prepaid expenses and other assets	18,318	2,017
Accounts payable	5,559	18,215
Accrued salaries and wages	1,340	(2,153)
Other accrued liabilities	8,128	8,682
Net cash provided by operating activities	95,138	60,445

Investing activities
Purchases of property, plant, and equipment	(62,646)	(70,346)
Proceeds from disposal of property, plant, and equipment	1,807	409
Assets acquired in Haggen Transaction	—	(2,227)
Investment in capitalized software	(6,836)	(1,385)
Other	(458)	(279)
Net cash used in investing activities	(68,133)	(73,828)

Financing activities
Proceeds from exercise of stock options	3,626	1,783
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(1,524)	(106)
Fees paid in conjunction with debt financing	(123)	(133)
Borrowings on bank line of credit	38,000	40,000
Payments on bank line of credit	(52,000)	(15,000)
Stock repurchases	(5,994)	(5,104)
Net cash (used in) provided by financing activities	(18,015)	21,440

Net increase in cash and cash equivalents	8,990	8,057
Cash and cash equivalents at beginning of period	54,235	59,327
Cash and cash equivalents at end of period	$63,225	$67,384

Cash paid during the period for:
Interest	$11,012	$7,467
Income taxes	$1	$5,476

Non-cash investing and financing activities
Software development costs incurred but not paid	$340	$490
Construction in progress costs incurred but not paid	$9,634	$13,542

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

   (In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249
Issuance of restricted stock awards	680,540	1	—	—	—	1
Forfeiture of restricted stock awards	(26,296)	—	—	—	—	—
Share-based compensation	—	—	4,304	—	—	4,304
Stock option exercises	920,187	1	3,626	—	—	3,627
Vested restricted stock awards withheld on net share settlement	(117,982)	—	(1,524)	—	—	(1,524)
Net income	—	—	—	2,536	—	2,536
Stock repurchases	(414,659)	(1)	(2,665)	(3,321)	—	(5,987)
Other comprehensive income	—	—	—	—	570	570
Balance at June 18, 2017	73,972,443	$74	$504,407	$64,308	$(13,013)	$555,776

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of June 18, 2017, the Company operated 313 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of June 18, 2017.

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

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 9, Share-Based Compensation.

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

In the first quarter of 2017, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), prospectively to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for public entities for annual periods beginning after December 15, 2016. As a result of the prospective adoption, prior periods were not retrospectively adjusted.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of June 18, 2017, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 97.8% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $625.0 million, compared to an indicated fair value of $610.9 million as of June 18, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. Because the standard will impact various business processes, systems and controls of the Company, a project team has been formed to evaluate and guide the implementation. The Company’s operations are primarily the sale of fresh perishables and everyday grocery items, as well as foodservice, packaging and janitorial products. To date, the Company has performed a preliminary detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The Company's analysis of its current contracts under the new standard supports the recognition of revenue at the point of sale, consistent with its current revenue policy. Furthermore, the Company continues to evaluate the principle versus agent considerations as it relates to certain arrangements with third parties that could impact the presentation of gross or net revenue reporting. The Company’s reported revenues related to these arrangements represented approximately 1% of total 2016 consolidated sales under such arrangements on a gross basis. Any change to the recognition of revenue under such arrangements from a gross basis to a net basis would not impact gross margin or income from operations. The Company is continuing to evaluate the impact ASU 2014-09, ASU 2016-08 and other amendments and related interpretive guidance will have on its consolidated financial statements. The Company currently anticipates utilizing the modified retrospective method of adoption allowed by the standards and plans to adopt the standards as of January 1, 2018.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). These amendments shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of ASU 2017-08 will have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements.

4. Debt

Current portion of debt at June 18, 2017 and January 1, 2017 was as follows (in thousands):

	June 18, 2017	January 1, 2017
Revolving Credit Facility	$50,000	$64,000

Less:
Debt issuance costs	(1,469)	(1,648)
Total current portion of debt	$48,531	$62,352

Long-term debt at June 18, 2017 and January 1, 2017 was as follows (in thousands):

	June 18, 2017	January 1, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(2,520)	(2,709)
Discount on debt issuance	(5,302)	(5,703)
Total long-term debt	$617,178	$616,588

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

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of June 18, 2017 and January 1, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.75% and 4.41%, respectively.

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

At June 18, 2017 and January 1, 2017, the alternate base rate was 4.25% and 3.75%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 4.50% and 4.00%, respectively. The calculated borrowing base of the Revolving Credit Facility was $193.9 million and $196.9 million at June 18, 2017 and January 1, 2017, respectively. As of June 18, 2017 and January 1, 2017, the amount outstanding under the Revolving Credit Facility was $50.0 million and $64.0 million, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $29.7 million and $29.9 million outstanding as of June 18, 2017 and January 1, 2017, respectively. As of June 18, 2017 and January 1, 2017, the amount available for borrowing under the Revolving Credit Facility was $114.2 million and $103.0 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 18, 2017 and January 1, 2017, no trigger event had occurred.

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

As of June 18, 2017 and January 1, 2017, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	June 18, 2017	January 1, 2017
Other assets	$—	$83
Accrued expenses	(385)	(1,144)
Total derivatives designated as hedging instruments	$(385)	$(1,061)

The following table summarizes the gain recognized in accumulated other comprehensive loss (“AOCL”) and the amount of gain reclassified from AOCL into earnings for the twenty-four weeks ended June 18, 2017 (in thousands):

	Amount of Gain Recognized in OCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$414	$8

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at June 18, 2017
Description	Total as of June 18, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$3,530	$3,530	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,424	3,424	—	—
Other assets—deferred compensation plan investment in Sprouts	2,059	2,059	—	—
Financial liabilities
Derivatives	(385)	—	(385)	—
Other long-term liabilities—deferred compensation plan	(17,248)	(2,339)	(14,909)	—
Total	$(8,620)	$6,674	$(15,294)	$—

Level 1 Investments include money market funds of $3.5 million, market index funds of $3.4 million and an investment in Sprouts of $2.1 million with the corresponding deferred compensation liabilities of $2.3 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $14.9 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $0.4 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016
Service cost	$411	$344	$792	$668
Interest cost	2,014	2,182	3,879	4,232
Expected return on plan assets	(2,122)	(2,160)	(4,087)	(4,188)
Amortization of net actuarial loss	130	—	250	—
Net periodic benefit cost	$433	$366	$834	$712

During the twenty-four weeks ended June 18, 2017, the Company made a $3.5 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required contribution of $11.7 million during fiscal year 2017.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016
Interest cost	$251	$267	$503	$534
Net periodic benefit cost	$251	$267	$503	$534

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016
Service cost	$116	$93	$231	$185
Interest cost	138	161	277	323
Net periodic benefit cost	$254	$254	$508	$508

8. Income Taxes

The Company’s effective tax rate for the twenty-four weeks ended June 18, 2017 and June 19, 2016 was (624.9)% and 19.3%, respectively. The difference in the Company’s effective tax rate for the twenty-four weeks ended June 18, 2017 compared to the twenty-four weeks ended June 19, 2016 was primarily related to excess tax benefits from stock award exercises and restricted stock vesting, and limitations on the deductibility of executive compensation.

SFSI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of June 18, 2017 include fiscal years 2012 through 2016 for both state and federal purposes.

9. Share-Based Compensation

2014 Incentive Plan

Effective September 23, 2014, and in connection with the IPO, SFSI adopted the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the “2014 Incentive Plan”). Effective March 13, 2017, the 2014 Incentive Plan was amended and restated to increase the number of shares of Common Stock that may be issued thereunder. The 2014 Incentive Plan provides for the issuance of equity-based incentive awards not to exceed 9,200,000 shares of Common Stock to eligible employees, consultants and non-employee directors in the form of stock options, restricted stock, other stock-based awards and performance-based cash awards. In addition, a number of shares of Common Stock equal to the number of shares of Common Stock underlying stock options that were previously issued under the 2012 Incentive Plan (as defined below) and that expire, terminate or are cancelled for any reason without being exercised in full will be available for issuance under the 2014 Incentive Plan.

On May 8, 2017, the compensation committee of SFSI’s board of directors (the “Committee”) granted 547,206 shares of restricted stock to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest one year from May 18, 2017, these awards vest in equal tranches of 33 1/3% each year over a three-year period from dates established by the Committee. During the twenty-four weeks ended June 18, 2017, 117,982 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards.

On May 25, 2017, the Committee granted 133,334 shares of restricted stock to the Company’s Chief Executive Officer under the 2014 Incentive Plan. These awards have time-based and performance-based vesting terms as established by the Committee and set forth in the related Restricted Stock Agreement (the “Performance Goals”). The shares of restricted stock are subject to vesting upon the later of (i) the date on which the Committee certifies the the Company has achieved the Performance Goals and (ii) the first and second anniversaries of the grant date (with respect to 50% of the award on each such date), in each case subject to the Chief Executive Officer’s continuous employment with the Company. If the Performance Goals are not achieved by the expiration of the performance periods, the shares of restricted stock will be forfeited.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twenty-four weeks ended June 18, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	825,927	$12.92
Granted	680,540	12.95
Forfeited	(31,339)	13.67
Vested	(287,949)	10.93
Outstanding at June 18, 2017	1,187,179	$13.40

The Company recorded share-based compensation expense related to the restricted stock awards of $1.4 million and $0.9 million for the twelve weeks ended June 18, 2017 and June 19, 2016, respectively, and $2.4 million and $1.4 million for the twenty-four weeks ended June 18, 2017 and June 19, 2016, respectively. As of June 18, 2017, the unrecognized compensation cost was $10.8 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.7 years.

On May 8, 2017, the Committee granted stock options to purchase up to a total of 814,403 shares of Common Stock to certain management employees under the 2014 Incentive Plan.  These awards vest in equal installments of 25% each year over a four-year period from dates established by the Committee subject to continuous employment with the Company.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the twenty-four weeks ended June 18, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,578,708	$12.87	8.10 years
Granted	814,403	12.90
Forfeited	(56,070)	12.73
Exercised	(60,476)	12.00
Expired	—	—
Outstanding at June 18, 2017	3,276,565	$12.89	8.20 years	$—
Exercisable at June 18, 2017	1,017,097	$12.53	7.50 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of June 16, 2017 was $9.10.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $0.9 million and $0.6 million for the twelve weeks ended June 18, 2017 and June 19, 2016, respectively, and $1.5 million and $1.2 million for the twenty-four weeks ended June 18, 2017 and June 19, 2016, respectively. As of June 18, 2017, the unrecognized compensation cost was $6.6 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 2.22 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the twenty-four weeks ended June 18, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,799,586	$6.58	6.10 years
Forfeited	(20,216)	6.59
Exercised	(245,998)	6.58
Cancelled	—	—
Expired	—	—
Outstanding at June 18, 2017	4,533,372	$6.58	5.64 years	$11,430
Exercisable at June 18, 2017	3,566,120	$6.58	5.64 years	$8,997

The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0.2 million and $0.4 million for the twelve weeks ended June 18, 2017 and June 19, 2016, respectively, and $0.4 million and $0.9 million for the twenty-four weeks ended June 18, 2017 and June 19, 2016, respectively. As of June 18, 2017, the unrecognized compensation cost was $0.4 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 0.43 years.

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

The following table summarizes the Rollover Option activity for the twenty-four weeks ended June 18, 2017, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,935,253	$2.33	1.37 years
Forfeited	—	—
Exercised	(613,713)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at June 18, 2017	1,321,540	$2.44	1.37 years	$8,804
Exercisable at June 18, 2017	1,321,540	$2.44	1.37 years	$8,804

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component, net of tax, for the twenty-four weeks ended June 18, 2017 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)
OCI before reclassification	—	406	156	562
Amounts reclassified out of AOCL	—	8	—	8
Net current period OCI	—	414	156	570
Balance at June 18, 2017	$(10,332)	$(248)	$(2,433)	$(13,013)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the twenty-four weeks ended June 18, 2017 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Income
Income on cash flow hedges
Interest rate swaps	$14	Interest income (expense), net
	14	Total before income taxes
	(6)	Income tax (provision) benefit
	$8	Reclassification of adjustments, net of tax
Total reclassifications for the twenty-four weeks ended June 18, 2017	$8	Total reclassifications, net of tax

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

For the twelve weeks ended June 18, 2017, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$836,134	$242,153	$—	$1,078,287
Cost of sales, distribution and store occupancy	706,610	207,372	2,035	916,017
Operating and administrative expenses	107,796	17,441	17,825	143,062
Income (loss) from operations	$21,728	$17,340	$(19,860)	$19,208
As of June 18, 2017:
Total assets	$1,849,568	$372,217	$(289,029)	$1,932,756
Intercompany receivable (payable)	$323,221	$15,784	$(339,005)	$—
Investment in joint venture	$—	$—	$14,644	$14,644
Goodwill	$406,662	$204,580	$—	$611,242
For the twelve weeks ended June 18, 2017:
Capital expenditures	$33,830	$3,501	$3,057	$40,388
Depreciation and amortization	$19,273	$1,182	$1,859	$22,314

For the twelve weeks ended June 19, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$811,754	$226,527	$—	$1,038,281
Cost of sales, distribution and store occupancy	685,129	193,579	2,359	881,067
Operating and administrative expenses	108,041	15,225	15,553	138,819
Income (loss) from operations	$18,584	$17,723	$(17,912)	$18,395
For the twelve weeks ended June 19, 2016:
Capital expenditures	$40,524	$824	$1,470	$42,818
Depreciation and amortization	$16,499	$850	$1,904	$19,253

For the twenty-four weeks ended June 18, 2017, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,601,103	$444,201	$—	$2,045,304
Cost of sales, distribution and store occupancy	1,363,402	382,505	4,016	1,749,923
Operating and administrative expenses	211,702	33,607	33,427	278,736
Income (loss) from operations	$25,999	$28,089	$(37,443)	$16,645
For the twenty-four weeks ended June 18, 2017:
Capital expenditures	$54,804	$6,374	$8,304	$69,482
Depreciation and amortization	$38,020	$2,277	$3,700	$43,997

For the twenty-four weeks ended June 19, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,521,068	$425,666	$—	$1,946,734
Cost of sales, distribution and store occupancy	1,291,811	364,696	4,662	1,661,169
Operating and administrative expenses	203,241	30,050	30,610	263,901
Income (loss) from operations	$26,016	$30,920	$(35,272)	$21,664
For the twenty-four weeks ended June 19, 2016:
Capital expenditures	$67,123	$1,886	$2,722	$71,731
Depreciation and amortization	$31,251	$1,706	$3,830	$36,787

12. Commitments and Contingencies

Legal Actions

On February 11, 2016, SFSI received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at its stores and distribution centers in California. The Company has provided information and is cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, the Company recorded a loss related to this matter in an amount considered to be immaterial. In the second quarter of 2017, the Company recorded an additional loss related to this matter in an amount considered to be immaterial. Due to the developing status of this matter and the uncertainty of its outcome, the Company cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on its financial condition or operating results.

The Company is engaged in various other legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. The Company does not believe that the ultimate resolution of these pending claims will have a material adverse effect on its business, financial condition, results of operations and cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to the Company, and any such adverse outcome could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 18,	June 19,	June 18,	June 19,
	2017	2016	2017	2016

Net income	$7,128	$7,806	$2,536	$6,168

Weighted average shares outstanding for basic EPS	72,573,681	73,197,064	72,430,786	73,193,107
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	3,677,829	5,710,120	4,047,268	5,783,498
Weighted average shares and share equivalents outstanding for diluted EPS	76,251,510	78,907,184	76,478,054	78,976,605

Basic earnings per share	$0.10	$0.11	$0.04	$0.08
Diluted earnings per share	$0.09	$0.10	$0.03	$0.08

Potentially dilutive securities representing 2,205,989 shares of Common Stock for the twelve weeks ended June 18, 2017 and 338,703 shares of Common Stock for the twelve weeks ended June 19, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 1,744,360 shares of Common Stock for the twenty-four weeks ended June 18, 2017 and 183,499 shares of Common Stock for the twenty-four weeks ended June 19, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

During the twenty-four weeks ended June 18, 2017, the Company repurchased 414,659 shares of its common stock through open market purchases for an aggregate cost of $6.0 million. The repurchased shares are no longer deemed issued and outstanding.

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

Business Overview

We are a growth and value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of June 18, 2017, we operated 313 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes, all at “everyday low prices.”

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the twenty-four weeks ended  June 18, 2017, our Smart & Final and Cash & Carry segments represented approximately 78.3% and 21.7%, respectively, of our consolidated sales compared with 78.1% and 21.9%, respectively,  for the twenty-four weeks ended June 19, 2016.

Our Smart & Final segment is based in Commerce, California and includes, as of June 18, 2017, 72 legacy Smart & Final stores and 180 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of June 18, 2017, 61 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho, Nevada and Utah. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first two quarters of 2017 we opened six new Extra! stores, relocated one legacy Smart & Final store to an Extra! format store and converted one legacy Smart & Final store to an Extra! format store. Our 2017 store development plans anticipate nine additional new Extra! stores. We plan to opportunistically continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. In the first two quarters of 2017, we opened two new Cash & Carry stores and plan to open two additional new Cash & Carry stores in fiscal year 2017.

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

As of June 18, 2017, we had a portfolio of 3,078 private label items, which represented 28% of our Smart & Final banner sales for the twenty-four weeks ended  June 18, 2017. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors  react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of 2015 and continuing through the first quarter of 2017, we experienced deflation in certain food and non-food commodities. Market dynamics have caused us to pass cost decreases through to customers, which has negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of 2017, we began to experience modest inflation in some of the food and non-food products we sell.  We expect overall inflation to continue in the second half of the fiscal year 2017.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of  June 18, 2017, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended				Twenty-four Weeks Ended
	June 18, 2017		June 19, 2016		June 18, 2017		June 19, 2016
			(Dollars in thousands, except per share)
Net sales	$1,078,287	100.0%	$1,038,281	100.0%	$2,045,304	100.0%	$1,946,734	100.0%
Cost of sales, buying and occupancy	916,017	85.0%	881,067	84.9%	1,749,923	85.6%	1,661,169	85.37%
Gross margin	162,270	15.0%	157,214	15.1%	295,381	14.4%	285,565	14.7%
Operating and administrative expenses	143,062	13.2%	138,819	13.3%	278,736	13.6%	263,901	13.6%
Income from operations	19,208	1.8%	18,395	1.8%	16,645	0.8%	21,664	1.1%
Interest expense, net	8,335	0.8%	7,441	0.7%	16,509	0.8%	14,752	0.7%
Loss on early extinguishment of debt	—	—%	—	—%	—	—%	—	—%
Equity in earnings of joint venture	47	—%	284	—%	214	—%	728	—%
Income before income taxes	10,920	1.0%	11,238	1.1%	350	0.0%	7,640	0.4%
Income tax (provision) benefit	(3,792)	(0.3)%	(3,432)	(0.3)%	2,186	0.1%	(1,472)	(0.1)%
Net income	$7,128	0.7%	$7,806	0.8%	$2,536	0.1%	$6,168	0.3%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.10		$0.11		$0.04		$0.08
Net income per share - Diluted	$0.09		$0.10		$0.03		$0.08

Other Operating Data

Comparable store sales growth	1.3%		(0.3)%		(0.5)%		0.8%
Smart & Final banner	1.2%		(0.6)%		(0.6)%		0.9%
Cash & Carry banner	1.8%		0.4%		(0.2)%		0.3%
Stores at end of period	313		306		313		306
Smart & Final banner	252		251		252		251
Extra! format	180		161		180		161
Cash & Carry banner	61		55		61		55

Twelve Weeks Ended June 18, 2017 Compared to the Twelve Weeks Ended June 19, 2016

Net Sales

Net sales for the twelve weeks ended June 18, 2017 increased $40.0 million, or 3.9%, to $1,078.3 million as compared to $1,038.3 million for the twelve weeks ended June 19, 2016. This increase in net sales was attributable to net sales of $27.3 million from the opening of eight new stores in the twenty-four weeks ended June 18, 2017 and 37 net new stores in fiscal year 2016,  and a comparable store sales increase of $12.7 million in our store banners.

For the twelve weeks ended June 18, 2017, comparable store sales increased 1.3% as compared to the twelve weeks ended June 19, 2016. This increase in comparable store sales was attributable to an increase in comparable transaction count of 1.9% offset by a decrease in comparable average transaction size of 0.6%.

For the twelve weeks ended June 18, 2017, net sales for our Smart & Final segment increased $24.4 million, or 3.0%, to $836.1 million as compared to $811.8 million for the twelve weeks ended June 19, 2016. Comparable store sales for our Smart & Final segment increased 1.2% as compared to the twelve weeks ended June 19, 2016, attributable to an increase in comparable transaction count of 2.1%  offset by a decrease in comparable average transaction size of 0.9%.

For the twelve weeks ended June 18, 2017, net sales for our Cash & Carry segment increased $15.6 million, or 6.9%, to $242.2 million as compared to $226.5 million for the twelve weeks ended June 19, 2016. Comparable store sales for our Cash & Carry segment increased 1.8% as compared to the twelve weeks ended June 19, 2016, attributable to an increase in both comparable transaction count of 0.1% and comparable average transaction size of 1.7%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the twelve weeks ended June 18, 2017 increased $5.1 million, or 3.2%, to $162.3 million as compared to $157.2 million for the twelve weeks ended June 19, 2016. The increase in gross margin attributable to increased sales was $6.1 million, partially offset by a $1.0 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 15.0% for the twelve weeks ended June 18, 2017 as compared to 15.1% for the twelve weeks ended June 19, 2016. Compared to the twelve weeks ended  June 19, 2016, gross margin as a percentage of sales for the twelve weeks ended June 18, 2017 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.16% (consisting of a 0.19% increase related to our Cash & Carry segment, partially offset by a 0.03% decrease related to our Smart & Final segment). Warehouse and transportation costs as a percentage of sales decreased 0.03% (representing a 0.06% decrease related to our Smart & Final segment and a 0.03% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.32% (consisting of an increase of 0.22% related to our Smart & Final segment and a 0.10% increase related to our Cash & Carry segment). This increase in our Smart & Final segment included an increase of 0.30% related to stores opened in 2016 through second quarter 2017, partially offset by a 0.08% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.04% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended June 18, 2017 increased $4.2 million, or 3.1%, to $143.1 million, as compared to $138.8 million for the twelve weeks ended June 19, 2016. The increase in operating and administrative expenses was primarily due to $5.5 million increase in wages, fringe benefits and incentive bonus costs, $0.6 million increase in share-based compensation expense associated with our equity compensation program, $0.3 million increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and $2.3 million increase in other expenses mainly due to higher consulting and legal fees and system upgrade costs.  These increases were partially offset by a $1.5 million decrease in marketing costs, $1.5 million decrease  in other store direct expenses and a $1.5 million decrease in costs associated with store closures and asset impairment costs.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended June 18, 2017 decreased 0.1% to 13.3% as compared to 13.4% for the twelve weeks ended June 19, 2016. Operating and administrative expenses, as a percentage of sales, increased by 0.21% due to increased wages, benefits and incentive bonuses (including a 0.12% increase related to our Smart & Final segment and 0.09% increase related to our Cash & Carry segment), 0.05% due to increased share-based compensation expense associated with our equity compensation program, 0.03% due to expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and 0.19% due to increased other expenses mainly due to higher consulting and legal fees and system upgrade costs. These increases were offset by a 0.19% decrease in marketing costs,  0.15% decrease in costs related to store closures and asset impairment costs and 0.24% decrease in other store direct expenses (primarily related to our Smart & Final segment).

Interest Expense, Net

Interest expense for the twelve weeks ended June 18, 2017 increased $0.9 million, or 12.0%, to $8.3 million as compared to $7.4 million for the twelve weeks ended June 19, 2016. This increase in interest expense was primarily due to increased average debt outstanding.

Income Tax Provision

Our income tax provision for the twelve weeks ended June 18, 2017 increased $0.4 million to a $3.8 million income tax provision as compared to a $3.4 million income tax provision for the twelve weeks ended June 19, 2016. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended June 18, 2017 was an income tax provision of 34.9% as compared to an income tax provision of 31.3% for the twelve weeks ended June 19, 2016. The change in the effective income tax rate for the twelve weeks ended June 18, 2017 was primarily related to a limitation on the deductibility of executive compensation.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended June 18, 2017 was $0.05 million as compared to $0.3 million for the twelve weeks ended June 19, 2016.

Twenty-four Weeks Ended June 18, 2017 Compared to the Twenty-four Weeks Ended June 19, 2016

Net Sales

Net sales for the twenty-four weeks ended June 18, 2017 increased $98.6 million, or 5.1%, to $2,045.3 million as compared to $1,946.7 million for the twenty-four weeks ended June 19, 2016. This increase in net sales was attributable to net sales of $107.8 million from the opening of eight new stores in the twenty-four weeks ended June 18, 2017 and 37 net new stores in fiscal year 2016,  partially offset by a comparable store sales decline of $9.2 million in our store banners.

Comparable store sales for the twenty-four weeks ended June 18, 2017 decreased 0.5% as compared to the twenty-four weeks ended June 19, 2016. This decrease in comparable store sales was attributable to a decrease in comparable average transaction size of 1.3%, offset by an increase of 0.8% in comparable transaction count.

For the twenty-four weeks ended June 18, 2017, net sales for our Smart & Final segment increased $80.0 million, or 5.3%, to $1,601.1 million as compared to $1,521.1 million for the twenty-four weeks ended June 19, 2016. Comparable store sales for our  Smart & Final segment decreased 0.6% as compared to the twenty-four weeks ended June 19, 2016, primarily attributable to a decrease in comparable average transaction size of 1.6%, offset by an increase in comparable transaction count of 1.0%.

For the twenty-four weeks ended June 18, 2017, net sales for our Cash & Carry segment increased $18.5 million, or 4.4%, to $444.2 million as compared to $425.7 million for the twenty-four weeks ended June 19, 2016. Comparable store sales for our Cash & Carry  segment decreased 0.2% as compared to the twenty-four weeks ended June 19, 2016, attributable to a decrease in comparable transaction count of 0.9%, partially offset by an increase in comparable average transaction size of 0.7%.

Beginning in the second quarter of 2015 and continuing through 2016 and into the first quarter of 2017, we experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers that have negatively impacted sales growth in both total sales and comparable store sales in those historical periods. In the second quarter of 2017, we experienced slight inflation in certain food and non-food commodities; however for the twenty-four weeks ended June 18, 2017 we have experienced deflation. In comparable store sales, we believe that the principal effect of deflation is evidenced in the comparable average transaction size.

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

In addition to the impacts from deflation, including effects on sales and cost structure, and sales transfer from existing to new stores as a result of store development activity, our sales for the twenty-four  weeks ended June 18, 2017 were adversely impacted by the severe weather conditions experienced in our principal market areas in the first quarter .

Gross Margin

Gross margin for the twenty-four weeks ended June 18, 2017 increased $9.8 million, or 3.4%, to $295.4 million as compared to $285.6 million for  the twenty-four weeks ended June 19, 2016. The increase in gross margin attributable to increased sales was $14.4 million, partially offset by a $4.6 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.4% for the twenty-four weeks ended June 18, 2017 compared to 14.7% for the twenty-four weeks ended June 19, 2016. Compared to the twenty-four weeks ended June 19, 2016, gross margin as a percentage of sales for the twenty-four weeks ended June 18, 2017 included lower merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for a decrease of 0.01% (including no change  related to our Smart & Final  segment and  0.01% decrease related to our  Cash & Carry  segment). Warehouse and transportation costs as a percentage of sales decreased 0.07% (representing a 0.08% decrease related to our Smart & Final segment, partially offset by a 0.01% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.34% (consisting of an increase of 0.24% related to our Smart & Final segment and a 0.10% increase related to our Cash & Carry segment). This increase in our Smart & Final segment included an increase of 0.36% related to stores opened in 2016 through second quarter 2017, partially offset by a 0.12% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.05% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twenty-four weeks ended June 18, 2017 increased $14.8 million, or 5.6%, to $278.7 million, as compared to $263.9 million for the twenty-four weeks ended June 19, 2016.  The increase in operating and administrative expenses was primarily due to a $14.4 million increase in wages, fringe benefits and incentive bonus costs, $0.8 million increase in other store direct expenses,  $0.9 million increase in share-based compensation expense associated with our equity compensation program, $0.3 million increase  in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and $2.9 million increase in other expenses mainly due to higher consulting and legal fees and system upgrade costs. These increases were partially offset by $2.5 million decrease in marketing costs and $2.0 million decrease in costs associated with store closure and asset impairment costs.

As a percentage of sales, operating and administrative expenses for the twenty-four weeks ended June 18, 2017 remained the same at 13.6% as compared to 13.6% for the twenty-four weeks ended June 19, 2016.  Operating and administrative expenses  as a percentage of sales remained the same at 13.6%, but  wages, benefits and incentive bonuses increased by 0.31%  (including 0.27% increase related to our  Smart & Final  segment and  0.04%  increase related to our  Cash & Carry  segment),  share-based compensation expense associated with our equity compensation program increased by 0.03%, expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP increased by 0.02% and  other expenses mainly related to higher consulting and legal fees and system upgrade costs increased by 0.10%.  These increases were offset by 0.17% decrease in marketing costs (including 0.19% decrease related  to our  Smart & Final  segment, partially offset by 0.02% increase in our  Cash & Carry  segment), 0.11% decrease in costs associated with store closure and asset impairment costs and 0.11% decrease  in other store direct expenses.

Interest Expense, Net

Interest expense for the twenty-four weeks ended June 18, 2017 increased $1.7 million, or 11.9%, to $16.5 million as compared to $14.8 million for the twenty-four weeks ended June 19, 2016. This increase in interest expense was primarily due to increased average debt outstanding.

Income Tax Provision

Our income tax provision for the twenty-four weeks ended June 18, 2017 decreased $3.7 million to a benefit of $2.2 million as compared to a $1.5 million provision for the twenty-four weeks ended June 19, 2016. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twenty-four weeks ended June 18, 2017 was a benefit of 1,607.4% as compared to a 21.3% provision for the twenty-four weeks ended June 19, 2016. The change in the effective income tax rate for the twenty-four weeks ended June 18, 2017 was primarily related to excess tax benefits from stock award exercises and restricted stock vesting, and limitations on the deductibility of executive compensation.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twenty-four weeks ended June 18, 2017 was $0.2 million as compared to $0.7 million for the twenty-four weeks ended June 19, 2016.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of  June 18, 2017, we had $50.0 million drawn under our Revolving Credit Facility and $63.2 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twenty-four Weeks Ended June 18, 2017	Twenty-four Weeks Ended June 19, 2016
Cash and cash equivalents at end of period	$63,225	$67,384
Cash provided by operating activities	95,138	60,445
Cash used in investing activities	(68,133)	(73,828)
Cash (used in) provided by financing activities	(18,015)	21,440

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twenty-four weeks ended June 18, 2017 and June 19, 2016 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twenty-four weeks ended June 18, 2017 increased $34.7 million to $95.1 million as compared to $60.4 million for the twenty-four  weeks ended June 19, 2016. This increase was primarily attributable to lower working capital. During the twenty-four  weeks ended June 18, 2017, we made cash interest payments of $11.0 million and cash pension contributions of $3.5 million, as compared to cash interest payments of $7.5 million and cash pension contributions of $2.6 million during the twenty-four weeks ended June 19, 2016.

Investing Activities

Cash used in investing activities decreased $5.7 million to $68.1 million for the twenty-four weeks ended June 18, 2017 as compared to $73.8 million in the twenty-four weeks ended June 19, 2016. This decrease was primarily attributable to a $7.7 million decrease in capital expenditures for property, plant and equipment, a $2.2 million decrease in payments  related to assets acquired in the Haggen Transaction and  a $1.4 million increase in proceeds on sale of assets, partially offset by a $5.6 million increase in capital expenditures for capitalized software.

Financing Activities

Cash (used in) provided by financing activities decreased $39.5 million to cash used of $18.0 million for the twenty-four  weeks ended June 18, 2017, as compared to cash provided of $21.4 million for  the twenty-four  weeks ended June 19, 2016. This decrease was attributable to a $39.0 million reduction in net borrowings on our Revolving Credit Facility, a $0.9 million increase in cash used for repurchases of Common Stock and a $1.4 million increase in payment of withholding taxes on net share settlement of stock option exercise, partially offset by a $1.8 million increase in net proceeds from stock option exercises.

At June 18, 2017, we had cash and cash equivalents of $63.2 million, stockholders’ equity of $555.8 million and debt, less debt issuance costs, of $665.7 million. At June 18, 2017, we had working capital of ($5.7) million as compared to $31.8 million of working capital at June 19, 2016, primarily due to the adoption of ASU 2015-17 in the first quarter of 2017.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of June 18, 2017, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$675,000	$50,000	$—	$—	$625,000
Interest on long-term debt	187,335	31,121	66,131	70,478	19,605
Operating leases	1,454,229	133,269	253,864	223,884	843,212
Total contractual obligations	$2,316,564	$214,390	$319,995	$294,362	$1,487,817

The primary changes in our contractual obligations as of June 18, 2017 as compared to our contractual obligations as of January 1, 2017 relate to additional operating leases entered into during the twenty-four weeks ended June 18, 2017 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of June 18, 2017 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off-Balance Sheet Arrangements

As of June 18, 2017, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. In accordance with ASC 718 as updated by ASU 2016-09, share-based payments are to be recognized in the statements of operations and comprehensive income as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

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

We recognize compensation cost for graded vesting awards as if they were granted in multiple awards. We believe the use of this “multiple award” method is preferable because a stock option grant or a restricted stock grant with graded vesting is effectively a series of individual grants that vests over various periods. Management also believes that this provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods.

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

Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluating future taxable income, including three years of cumulative operating income. Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion of all of a deferred tax asset will not be realized due to our inability to generate sufficient taxable income in future periods. Accordingly, significant judgment is required in our assessment of deferred tax assets and valuation allowances when determining the provision for income taxes and related accruals.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $6.6 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of June 18, 2017, a 1% increase in interest rates would increase our annual interest cost by approximately $3.5 million. This impact reflects any offset from our current hedging activities. A decrease of 1% in interest rates would decrease our annual interest cost by $2.2 million due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of June 18, 2017, is primarily related to our $14.6 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 18, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twenty-four weeks ended June 18, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On February 11, 2016, Smart & Final Stores, Inc. received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning our handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. We have provided information and are cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, we recorded a loss related to this matter in an amount considered to be immaterial. In the second quarter of 2017, we recorded an additional loss related to this matter in an amount considered to be immaterial. Due to the developing status of this matter and the uncertainty of its outcome, we cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on our financial condition or operating results.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the twelve weeks ended  June 18, 2017.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
March 27 to April 23, 2017	—	$—	—	$7,526
April 24 to May 21, 2017	25,200	12.35	—	7,526
March 22, 2017 to June 18, 2017	84,757	13.05	—	7,526
Total	109,957	$12.89	—

(1)                     Periodic information is presented by reference to our fiscal periods during the second quarter of fiscal year 2017.

(2)                     Average price per share includes related expense.

(3)                     During the twelve weeks ended June 18, 2017 the Company reacquired 109,957 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of 265,687 shares of restricted stock granted to eligible employees.

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
10.1

Smart & Final Stores, Inc. Amended and Restated 2014 Stock Incentive Plan (filed as Exhibit 1 to the Registrant’s Definitive Proxy Statement on Schedule 14A (File No. 001-36626) and incorporated by reference herein).

10.2

Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. Amended and Restated 2014 Stock Incentive Plan, dated as of May 25, 2017, by and between Smart & Final Stores, Inc. and David G. Hirz (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 26, 2017, and incorporated by reference herein).

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

SMART & FINAL STORES, INC.
(Registrant)

July 26, 2017	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

July 26, 2017	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)