Form 10-Q
period 2017-10-08
Smart & Final Stores, Inc.
filed 2017-11-16
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 8, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at November 14, 2017
common stock, $0.001 par value	73,228,474

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 8, 2017 (unaudited) and January 1, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen and forty weeks ended October 8, 2017 and October 9, 2016 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 8, 2017 and October 9, 2016 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the forty weeks ended October 8, 2017 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	October 8, 2017	January 1, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,890	$54,235
Accounts receivable, less allowances of $425 and $434 at October 8, 2017 and January 1, 2017, respectively	33,889	31,809
Inventories	271,327	278,718
Prepaid expenses and other current assets	31,885	48,769
Deferred income taxes	—	22,105
Total current assets	397,991	435,636

Property, plant, and equipment:
Land	10,678	9,106
Buildings and improvements	26,384	17,351
Leasehold improvements	330,341	301,522
Fixtures and equipment	403,967	353,764
Construction in progress	45,817	12,110
	817,187	693,853
Less accumulated depreciation and amortization	318,072	249,251
	499,115	444,602

Capitalized software, net of accumulated amortization of $16,556 and $13,293 at October 8, 2017 and January 1, 2017, respectively	17,875	10,392
Other intangible assets, net	364,148	369,519
Goodwill	611,242	611,242
Equity investment in joint venture	15,055	14,366
Other assets	69,988	66,662
Total assets	$1,975,414	$1,952,419

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$229,470	$225,227
Accrued salaries and wages	35,173	31,933
Accrued expenses	103,486	82,925
Current portion of debt, less debt issuance costs	65,445	62,352
Total current liabilities	433,574	402,437

Long-term debt, less debt issuance costs	617,602	616,588
Deferred income taxes	107,696	129,902
Postretirement and postemployment benefits	112,779	121,409
Other long-term liabilities	145,372	129,834

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value; Authorized shares — 340,000,000 Issued and outstanding shares - 73,216,516 and 72,930,653 at October 8, 2017 and January 1, 2017, respectively	73	73
Additional paid-in capital	502,617	500,666
Retained earnings	68,396	65,093
Accumulated other comprehensive loss	(12,695)	(13,583)
Total stockholders’ equity	558,391	552,249
Total liabilities and stockholders’ equity	$1,975,414	$1,952,419

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8, 2017	October 9, 2016	October 8, 2017	October 9, 2016

Net sales	$1,457,353	$1,394,429	$3,502,657	$3,341,163
Cost of sales, buying and occupancy	1,243,490	1,191,400	2,993,413	2,852,569
Gross margin	213,863	203,029	509,244	488,594

Operating and administrative expenses	195,285	183,402	474,021	447,303
Income from operations	18,578	19,627	35,223	41,291

Interest expense, net	11,229	9,977	27,738	24,729
Loss on early extinguishment of debt	—	4,978	—	4,978
Equity in earnings of joint venture	362	502	576	1,230
Income before income taxes	7,711	5,174	8,061	12,814

Income tax (provision) benefit	(2,605)	1,859	(419)	387
Net income	$5,106	$7,033	$7,642	$13,201

Basic earnings per share	$0.07	$0.10	$0.11	$0.18
Diluted earnings per share	$0.07	$0.09	$0.10	$0.17

Weighted average shares outstanding:
Basic	72,446,404	72,601,724	72,437,033	72,956,554
Diluted	74,253,374	77,705,917	75,588,182	78,468,330

Comprehensive income:
Net income	$5,106	$7,033	$7,642	$13,201
Derivative instruments:
Gain (loss), net of income tax expense (benefit) of $398 and $460, respectively, for sixteen weeks ended; $127 and $(251), respectively, for forty weeks ended	190	689	596	(376)
Reclassification adjustments, net of income tax expense of $4 and $2, respectively, for sixteen weeks ended; $10 and $7, respectively, for forty weeks ended	6	5	14	12
Foreign currency translation	122	(76)	278	(178)
Other comprehensive income (loss)	318	618	888	(542)
Comprehensive income	$5,424	$7,651	$8,530	$12,659

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Forty Weeks Ended
	October 8, 2017	October 9, 2016
Operating activities
Net income	$7,642	$13,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,526	38,421
Amortization	30,522	26,094
Amortization of debt discount and debt issuance costs	1,485	2,040
Share-based compensation	8,504	7,248
Deferred income taxes	(506)	(608)
Equity in earnings of joint venture	(576)	(1,230)
(Gain) loss on disposal of property, plant, and equipment	(50)	34
Asset impairment	1,430	790
Loss on early extinguishment of debt	—	4,978
Changes in operating assets and liabilities:
Accounts receivable, net	(3,858)	(3,000)
Inventories	7,391	(21,185)
Prepaid expenses and other assets	16,404	(6,469)
Accounts payable	(758)	11,115
Accrued salaries and wages	3,240	1,681
Other accrued liabilities	12,644	12,905
Net cash provided by operating activities	128,040	86,015

Investing activities
Purchases of property, plant, and equipment	(107,078)	(113,195)
Proceeds from disposal of property, plant, and equipment	1,850	443
Assets acquired in Haggen Transaction	—	(2,235)
Investment in capitalized software	(10,505)	(2,752)
Other	(579)	(2,106)
Net cash used in investing activities	(116,312)	(119,845)

Financing activities
Proceeds from exercise of stock options	3,780	3,477
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(1,826)	(652)
Fees paid in conjunction with debt financing	(154)	(8,374)
Borrowings on bank line of credit	63,000	70,000
Payments on bank line of credit	(57,000)	(38,000)
Issuance of bank debt, net of issuance costs	—	30,093
Stock repurchases	(12,873)	(27,998)
Net cash (used in) provided by financing activities	(5,073)	28,546

Net increase in cash and cash equivalents	6,655	(5,284)
Cash and cash equivalents at beginning of period	54,235	59,327
Cash and cash equivalents at end of period	$60,890	$54,043

Cash paid during the period for:
Interest	$26,191	$21,766
Income taxes	$1	$8,091

Non-cash investing and financing activities
Software development costs incurred but not paid	$331	$41
Construction in progress costs incurred but not paid	$26,093	$13,695

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Loss	Total
Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249
Issuance of restricted stock awards	816,951	1	—	—	—	1
Forfeiture of restricted stock awards	(42,660)	—	—	—	—	—
Share-based compensation	—	—	8,504	—	—	8,504
Stock option exercises	993,451	1	3,780	—	—	3,781
Vested restricted stock awards withheld on net share settlement	(159,297)	(1)	(1,826)	—	—	(1,827)
Net income	—	—	—	7,642	—	7,642
Stock repurchases	(1,322,582)	(1)	(8,507)	(4,339)	—	(12,847)
Other comprehensive income	—	—	—	—	888	888
Balance at October 8, 2017	73,216,516	$73	$502,617	$68,396	$(12,695)	$558,391

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

SFSI was formed in connection with the acquisition of the “Smart & Final” and “Cash & Carry” store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp., a Delaware corporation (the “Predecessor”), on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. (“Ares”) and the acquisition is referred to as the “Ares Acquisition.”

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry” banner. As of October 8, 2017, the Company operated 316 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of October 8, 2017.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, maintenance, and other current assets.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost or estimated fair value based on purchase accounting less accumulated depreciation and depreciated or amortized using the straight-line method. Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease.

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

Goodwill and Intangible Assets

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and should recognize an impairment charge for the amount by which that carrying amount exceeds the reporting unit’s fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Beginning on the first day of the third quarter of fiscal 2017, the Company elected to early adopt ASU 2017-04 on a prospective basis.

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which that carrying amount exceeds the fair value of the reporting unit.

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

During the sixteen weeks ended October 8, 2017, the Company experienced a decline in its share price and a significant reduction in its market capitalization as a result of changed market conditions. Based on these factors, the Company concluded that an impairment trigger occurred for the Smart & Final and Cash & Carry reporting units and therefore performed interim impairment tests of goodwill. The results of the interim goodwill impairment tests indicated that the fair value of each reporting unit exceeded its carrying value, therefore, no impairment charge was necessary.

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

Other Long-Term Liabilities

Other long-term liabilities include primarily general liabilities, workers’ compensation liabilities, liabilities for the deferred compensation plan, leasehold interests, financing obligations for “build-to-suit” lease arrangements and other miscellaneous long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

The Company records an asset and related financing obligation for the estimated construction costs under “build-to-suit” lease arrangements where it is considered, in substance, to be the owner of the construction project due to the Company’s involvement in the building’s construction. Upon occupancy and shortly thereafter, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be deemed the owner of the building, the Company will continue to account for the arrangement as a financing lease.

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

In the second quarter of 2016, the Company adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of October 8, 2017, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 96.5% of carrying value. The carrying valuation of the Company’s Term Loan Facility was $625.0 million, compared to an indicated fair value of $603.1 million as of October 8, 2017. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. Because the standard will impact various business processes, systems and controls of the Company, a project team has been formed to evaluate and guide the implementation. The Company’s operations are primarily the sale of fresh perishables and everyday grocery items, as well as foodservice, packaging and janitorial products. To date, the Company has performed a preliminary detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). The Company’s analysis of its current contracts under the new standard supports the recognition of revenue at the point of sale, consistent with its current revenue policy. Furthermore, the Company evaluated the principal versus agent considerations as it relates to certain arrangements with third parties and determined that there would be no impact to the presentation of gross or net revenue reporting. The Company’s reported revenues related to these arrangements represented approximately 1% of total 2016 consolidated sales under such arrangements on a gross basis. The Company is continuing to evaluate the impact ASU 2014-09, ASU 2016-08 and other amendments and related interpretive guidance will have on its consolidated financial statements and disclosures through the date of adoption. The Company currently anticipates utilizing the modified retrospective method of adoption allowed by the standards and plans to adopt the standards as of January 1, 2018. The Company does not expect the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company anticipates that the adoption of ASU 2016-02 will materially affect its condensed consolidated balance sheets, with no material impact to its consolidated statements of operations. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date.

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

In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 will have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The new guidance amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The amended presentation and disclosure guidance is to be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.

4. Debt

Current portion of debt at October 8, 2017 and January 1, 2017 was as follows (in thousands):

	October 8, 2017	January 1, 2017
Revolving Credit Facility	$65,000	$64,000
Promissory Note	1,775	—

Less:
Debt issuance costs	(1,330)	(1,648)
Total current portion of debt	$65,445	$62,352

Long-term debt at October 8, 2017 and January 1, 2017 was as follows (in thousands):

	October 8, 2017	January 1, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(2,363)	(2,709)
Discount on debt issuance	(5,035)	(5,703)
Total long-term debt	$617,602	$616,588

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

During the second quarter of 2015, the Company amended the Term Loan Facility to reduce (i) the ABR Borrowings applicable margin from 2.75% to 2.25%, (ii) the Eurocurrency Borrowings applicable margin from 3.75% to 3.25% and (iii) the Adjusted LIBOR floor rate from 1.00% to 0.75%. The November 15, 2019 maturity date remained unchanged.

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of October 8, 2017 and January 1, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 4.85% and 4.41%, respectively.

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

At October 8, 2017 and January 1, 2017, the alternate base rate was 4.25% and 3.75%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 4.50% and 4.00%, respectively. The calculated borrowing base of the Revolving Credit Facility was $194.3 million and $196.9 million at October 8, 2017 and January 1, 2017, respectively. As of October 8, 2017 and January 1, 2017, the amount outstanding under the Revolving Credit Facility was $65.0 million and $64.0 million, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $36.2 million and $29.9 million outstanding as of October 8, 2017 and January 1, 2017, respectively. As of October 8, 2017 and January 1, 2017, the amount available for borrowing under the Revolving Credit Facility was $93.1 million and $103.0 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of October 8, 2017 and January 1, 2017, no trigger event had occurred.

During the third quarter of 2017, the Company entered into a Promissory Note to purchase certain real property for $1.8 million that is financed by the seller. The Promissory Note bears interest at 5.00% per annum and is due in one year.

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

As of October 8, 2017 and January 1, 2017, the fair value carrying amount of the Company’s interest rate swaps are recorded as follows (in thousands):

	October 8, 2017	January 1, 2017
Other assets	$—	$83
Accrued expenses	(67)	(1,144)
Total derivatives designated as hedging instruments	$(67)	$(1,061)

The following table summarizes the gain recognized in accumulated other comprehensive loss (“AOCL”) and the amount of gain reclassified from AOCL into earnings for the forty weeks ended October 8, 2017 (in thousands):

	Amount of Gain Recognized in OCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$610	$14

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at October 8, 2017
Description	Total as of October 8, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$539	$539	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,476	3,476	—	—
Other assets—assets that fund deferred compensation plan	2,308	2,308	—	—
Other assets—deferred compensation plan investment in Sprouts	1,845	1,845	—	—
Financial liabilities
Derivatives	(67)	—	(67)	—
Other long-term liabilities—deferred compensation plan	(17,691)	(1,833)	(15,858)	—
Total	$(9,590)	$6,335	$(15,925)	$—

Level 1 Investments include money market funds of $0.5 million, market index funds of $5.8 million and an investment in Sprouts of $1.8 million with the corresponding deferred compensation liabilities of $1.8 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $15.9 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $0.1 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2017	2016	2017	2016
Service cost	$604	$478	$1,397	$1,146
Interest cost	2,958	3,024	6,837	7,256
Expected return on plan assets	(3,117)	(2,992)	(7,204)	(7,180)
Amortization of net actuarial loss	191	—	441	—
Net periodic benefit cost	$636	$510	$1,471	$1,222

During the forty weeks ended October 8, 2017, the Company made a $9.7 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required contribution of $11.7 million during fiscal year 2017.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2017	2016	2017	2016
Interest cost	$336	$356	$839	$890
Net periodic benefit cost	$336	$356	$839	$890

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2017	2016	2017	2016
Service cost	$154	$123	$385	$308
Interest cost	185	215	462	538
Net periodic benefit cost	$339	$338	$847	$846

8. Income Taxes

The Company’s effective tax rate for the forty weeks ended October 8, 2017 and October 9, 2016 was 5.2% and (3.1)%, respectively. The difference in the Company’s effective tax rate for the forty weeks ended October 8, 2017 compared to the forty weeks ended October 9, 2016 was primarily related to greater excess tax benefits from stock option award exercises and restricted stock vesting and other discrete items that occurred in the forty weeks ended October 9, 2016 and limitations on the deductibility of executive compensation that occurred in the forty weeks ended October 8, 2017.

SFSI, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of October 8, 2017 include fiscal years 2012 through 2016 for state purposes and 2013 through 2016 for federal purposes.

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

On July 27, 2017, the Committee granted 136,411 shares of restricted stock to certain management employees under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company and vest in equal tranches of 33 1/3% each year over a three-year period from dates established by the Committee.

On May 25, 2017, the Committee granted 133,334 shares of restricted stock to the Company’s Chief Executive Officer under the 2014 Incentive Plan. These awards have time-based and performance-based vesting terms as established by the Committee and set forth in the related Restricted Stock Agreement (the “Performance Goals”). The shares of restricted stock are subject to vesting upon the later of (i) the date on which the Committee certifies the Company has achieved the Performance Goals and (ii) the first and second anniversaries of the grant date (with respect to 50% of the award on each such date), in each case subject to the Chief Executive Officer’s continuous employment with the Company. The Company considers the achievement of these vesting terms to be probable. If the Performance Goals are not achieved by the expiration of the performance periods, the shares of restricted stock will be forfeited.

During the forty weeks ended October 8, 2017, 159,297 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the forty weeks ended October 8, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2017	825,927	$12.92
Granted	816,951	12.25
Forfeited	(42,660)	13.43
Vested	(389,121)	11.24
Outstanding at October 8, 2017	1,211,097	$12.99

The Company recorded share-based compensation expense related to the restricted stock awards of $2.6 million and $1.8 million for the sixteen weeks ended October 8, 2017 and October 9, 2016, respectively, and $5.0 million and $3.2 million for the forty weeks ended October 8, 2017 and October 9, 2016, respectively. As of October 8, 2017, the unrecognized compensation cost was $9.3 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.5 years.

On May 8, 2017, the Committee granted stock options to purchase up to a total of 814,403 shares of Common Stock to certain management employees under the 2014 Incentive Plan.  These awards vest in equal installments of 25% each year over a four-year period from dates established by the Committee subject to continuous employment with the Company.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the forty weeks ended October 8, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,578,708	$12.87	8.10 years
Granted	814,403	12.90
Forfeited	(56,070)	12.73
Exercised	(60,476)	12.00
Expired	—	—
Outstanding at October 8, 2017	3,276,565	$12.89	7.90 years	$—
Exercisable at October 8, 2017	1,311,334	$12.43	7.14 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of October 6, 2017 was $7.80.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $1.3 million and $1.3 million for the sixteen weeks ended October 8, 2017 and October 9, 2016, respectively, and $2.8 million and $2.4 million for the forty weeks ended October 8, 2017 and October 9, 2016, respectively. As of October 8, 2017, the unrecognized compensation cost was $5.4 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 2.1 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the forty weeks ended October 8, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,799,586	$6.58	6.10 years
Forfeited	(20,216)	6.59
Exercised	(245,998)	6.58
Cancelled	—	—
Expired	—	—
Outstanding at October 8, 2017	4,533,372	$6.58	5.33 years	$5,762
Exercisable at October 8, 2017	3,566,120	$6.58	5.33 years	$4,538

The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0.3 million and $0.7 million for the sixteen weeks ended October 8, 2017 and October 9, 2016, respectively, and $0.6 million and $1.6 million for the forty weeks ended October 8, 2017 and October 9, 2016, respectively. As of October 8, 2017, the unrecognized compensation cost was $0.1 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was 0.2 years.

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

The following table summarizes the Rollover Option activity for the forty weeks ended October 8, 2017, dollars in thousands except weighted average exercise price:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,935,253	$2.33	1.37 years
Forfeited	—	—
Exercised	(686,977)	2.09
Cancelled	—	—
Expired	—	—
Outstanding at October 8, 2017	1,248,276	$2.46	1.13 years	$6,668
Exercisable at October 8, 2017	1,248,276	$2.46	1.13 years	$6,668

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component, net of tax, for the forty weeks ended October 8, 2017 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)
OCI before reclassification	—	596	278	874
Amounts reclassified out of AOCL	—	14	—	14
Net current period OCI	—	610	278	888
Balance at October 8, 2017	$(10,332)	$(52)	$(2,311)	$(12,695)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the forty weeks ended October 8, 2017 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Income
Income on cash flow hedges
Interest rate swaps	$24	Interest income (expense), net
	24	Total before income taxes
	(10)	Income tax (provision) benefit
	$14	Reclassification of adjustments, net of tax
Total reclassifications for the forty weeks ended October 8, 2017	$14	Total reclassifications, net of tax

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

For the sixteen weeks ended October 8, 2017, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,115,234	$342,119	$—	$1,457,353
Cost of sales, distribution and store occupancy	948,476	292,502	2,512	1,243,490
Operating and administrative expenses	145,410	23,972	25,903	195,285
Income (loss) from operations	$21,348	$25,645	$(28,415)	$18,578
As of October 8, 2017:
Total assets	$1,877,834	$387,012	$(289,432)	$1,975,414
Intercompany receivable (payable)	$308,890	$27,274	$(336,164)	$—
Investment in joint venture	$—	$—	$15,055	$15,055
Goodwill	$406,662	$204,580	$—	$611,242
For the sixteen weeks ended October 8, 2017:
Capital expenditures	$38,699	$5,201	$4,201	$48,101
Depreciation and amortization	$26,962	$1,698	$2,391	$31,051

For the sixteen weeks ended October 9, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$1,083,437	$310,992	$—	$1,394,429
Cost of sales, distribution and store occupancy	922,201	266,238	2,961	1,191,400
Operating and administrative expenses	141,010	21,082	21,310	183,402
Income (loss) from operations	$20,226	$23,672	$(24,271)	$19,627
For the sixteen weeks ended October 9, 2016:
Capital expenditures	$38,345	$3,957	$1,914	$44,216
Depreciation and amortization	$24,115	$1,184	$2,429	$27,728

For the forty weeks ended October 8, 2017, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,716,337	$786,320	$—	$3,502,657
Cost of sales, distribution and store occupancy	2,311,878	675,007	6,528	2,993,413
Operating and administrative expenses	357,112	57,579	59,330	474,021
Income (loss) from operations	$47,347	$53,734	$(65,858)	$35,223
For the twenty-four weeks ended October 8, 2017:
Capital expenditures	$93,503	$11,575	$12,505	$117,583
Depreciation and amortization	$64,982	$3,975	$6,091	$75,048

For the forty weeks ended October 9, 2016, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry	Corporate / Other	Consolidated
Net sales	$2,604,505	$736,658	$—	$3,341,163
Cost of sales, distribution and store occupancy	2,214,012	630,934	7,623	2,852,569
Operating and administrative expenses	344,251	51,132	51,920	447,303
Income (loss) from operations	$46,242	$54,592	$(59,543)	$41,291
For the forty weeks ended October 9, 2016:
Capital expenditures	$105,468	$5,843	$4,636	$115,947
Depreciation and amortization	$55,366	$2,890	$6,259	$64,515

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 8,	October 9,	October 8,	October 9,
	2017	2016	2017	2016

Net income	$5,106	$7,033	$7,642	$13,201

Weighted average shares outstanding for basic EPS	72,446,404	72,601,724	72,437,033	72,956,554
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	1,806,970	5,104,193	3,151,149	5,511,776
Weighted average shares and share equivalents outstanding for diluted EPS	74,253,374	77,705,917	75,588,182	78,468,330

Basic earnings per share	$0.07	$0.10	$0.11	$0.18
Diluted earnings per share	$0.07	$0.09	$0.10	$0.17

Potentially dilutive securities representing 6,441,045 shares of Common Stock for the sixteen weeks ended October 8, 2017 and 1,488,402 shares of Common Stock for the sixteen weeks ended October 9, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 3,623,034 shares of Common Stock for the forty weeks ended October 8, 2017 and 705,460 shares of Common Stock for the forty weeks ended October 9, 2016 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

15. Share Repurchase Program

During the third quarter of 2016, SFSI’s board of directors authorized a share repurchase program to repurchase up to $25.0 million, inclusive of commissions, of shares of Common Stock. Repurchases under this share repurchase program commenced on September 19, 2016 and occurred through August 31, 2017. The specific timing and amount of the repurchases was dependent on market conditions, applicable laws and other factors.

During the forty weeks ended October 8, 2017, the Company repurchased 1,322,582 shares of its common stock through open market purchases for an aggregate cost of $12.9 million. The repurchased shares are no longer deemed issued and outstanding.

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

•             covenants in our debt agreements restrict our operational flexibility; and

•             if our goodwill becomes impaired, we may be required to record a significant impairment charge to earnings.

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

Business Overview

We are a growth and value-oriented food retailer serving a diverse demographic of household and business customers through two complementary and productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry stores focus primarily on business customers. As of October 8, 2017, we operated 316 non-membership, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico in a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of sizes, all at “everyday low prices.”

We consider each of our store banners to be an operating segment, and have concluded that presenting disaggregated information for our two operating segments provides meaningful information because of differences in their respective economic characteristics and customer bases. For the forty weeks ended October 8, 2017, our Smart & Final and Cash & Carry segments represented approximately 77.6% and 22.4%, respectively, of our consolidated sales compared with 78.0% and 22.0%, respectively, for the forty weeks ended October 9, 2016.

Our Smart & Final segment is based in Commerce, California and includes, as of October 8, 2017, 70 legacy Smart & Final stores and 183 Extra! format stores, which focus on household and business customers and are located in California, Arizona and Nevada. Our legacy Smart & Final stores offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Our Extra! store format offers a one-stop shopping experience with a more expansive selection of items than our legacy Smart & Final stores and an emphasis on perishables and household items. The continued development of our Extra! store format, through additional new store openings and conversions and relocations of legacy Smart & Final stores, is the cornerstone of our growth strategy.

Our Cash & Carry segment is based in Portland, Oregon and includes, as of October 8, 2017, 63 Cash & Carry stores, which focus primarily on business customers and are located in Washington, Oregon, Northern California, Idaho, Nevada, Utah and Montana. Our Cash & Carry stores offer a wide variety of SKUs tailored to the core needs of foodservice customers such as restaurants, caterers and a wide range of other foodservice businesses in a flexible mix of “case quantity” or single unit purchases.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first three quarters of 2017 we opened seven new Extra! stores, relocated two legacy Smart & Final stores to Extra! format stores and converted two legacy Smart & Final stores to Extra! format stores. Our 2017 store development plans anticipate seven additional new Extra! stores. We plan to opportunistically continue converting our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. In the first three quarters of 2017, we opened all four new Cash & Carry stores that were planned for fiscal year 2017.

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

Developments in Competitive Landscape

We operate in the highly competitive food retail and foodservice industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location. Our principal competitors include conventional grocers such as Albertsons and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, online retailers such as Amazon, as well as other specialty stores. Each of these companies competes with us on one or more elements of price, product selection, product quality, convenience, customer service, store format and location, or any combination of these factors. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

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

As of October 8, 2017, we had a portfolio of 3,053 private label items, which represented 28% of our Smart & Final banner sales for the forty weeks ended October 8, 2017. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell inventory purchased at a lower-price in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing, and we also lower our prices. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In prior inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of 2015 and continuing through the first quarter of 2017, we experienced deflation in certain food and non-food commodities. Market dynamics have caused us to pass cost decreases through to customers, which has negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of 2017, we began to experience modest inflation in some of the food and non-food products we sell. This inflation continued through the third quarter of 2017, and we expect overall food and non-food product inflation to continue in the fourth quarter of fiscal year 2017.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of October 8, 2017, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Sixteen Weeks Ended				Forty Weeks Ended
	October 8, 2017		October 9, 2016		October 8, 2017		October 9, 2016
	(Dollars in thousands, except per share)
Net sales	$1,457,353	100.0%	$1,394,429	100.0%	$3,502,657	100.0%	$3,341,163	100.0%
Cost of sales, buying and occupancy	1,243,490	85.3%	1,191,400	85.4%	2,993,413	85.5%	2,852,569	85.4%
Gross margin	213,863	14.7%	203,029	14.6%	509,244	14.5%	488,594	14.6%
Operating and administrative expenses	195,285	13.4%	183,402	13.2%	474,021	13.5%	447,303	13.4%
Income from operations	18,578	1.3%	19,627	1.4%	35,223	1.0%	41,291	1.2%
Interest expense, net	11,229	0.8%	9,977	0.7%	27,738	0.8%	24,729	0.7%
Loss on early extinguishment of debt	—	—%	4,978	0.3%	—	—%	4,978	0.1%
Equity in earnings of joint venture	362	—%	502	—%	576	—%	1,230	—%
Income before income taxes	7,711	0.5%	5,174	0.4%	8,061	0.2%	12,814	0.4%
Income tax (provision) benefit	(2,605)	(0.1)%	1,859	0.1%	(419)	0.0%	387	0.0%
Net income	$5,106	0.4%	$7,033	0.5%	$7,642	0.2%	$13,201	0.4%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.07		$0.10		$0.11		$0.18
Net income per share - Diluted	$0.07		$0.09		$0.10		$0.17

Other Operating Data

Comparable store sales growth	1.5%		(1.3)%		0.4%		(0.1)%
Smart & Final banner	1.0%		(1.6)%		0.1%		(0.1)%
Cash & Carry banner	3.4%		(0.4)%		1.3%		0.0%
Stores at end of period	316		304		316		304
Smart & Final banner	253		248		253		248
Extra! format	183		165		183		165
Cash & Carry banner	63		56		63		56

Sixteen Weeks Ended October 8, 2017 Compared to the Sixteen Weeks Ended October 9, 2016

Net Sales

Net sales for the sixteen weeks ended October 8, 2017 increased $62.9 million, or 4.5%, to $1,457.4 million as compared to $1,394.4 million for the sixteen weeks ended October 9, 2016. This increase in net sales was attributable to net sales of $41.6 million from the opening of eleven new stores in the forty weeks ended October 8, 2017 and 37 net new stores in fiscal year 2016 and a comparable store sales increase of $21.3 million in our store banners.

For the sixteen weeks ended October 8, 2017, comparable store sales increased 1.5% as compared to the sixteen weeks ended October 9, 2016. This increase in comparable store sales was attributable to an increase in comparable transaction count of 0.1% and an increase in comparable average transaction size of 1.5%.

For the sixteen weeks ended October 8, 2017, net sales for our Smart & Final segment increased $31.8 million, or 2.9%, to $1,115.3 million as compared to $1,083.4 million for the sixteen weeks ended October 9, 2016. Comparable store sales for our Smart & Final segment increased 1.0% as compared to the sixteen weeks ended October 9, 2016, attributable to an increase in comparable transaction count of 0.1% and an increase in comparable average transaction size of 0.9%.

For the sixteen weeks ended October 8, 2017, net sales for our Cash & Carry segment increased $31.1 million, or 10.0%, to $342.1 million as compared to $311.0 million for the sixteen weeks ended October 9, 2016. Comparable store sales for our Cash & Carry segment increased 3.4% as compared to the sixteen weeks ended October 9, 2016, attributable to an increase in comparable average transaction size of 3.6% and offset by a decrease in comparable transaction count of 0.2%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the sixteen weeks ended October 8, 2017 increased $10.8 million, or 5.3%, to $213.9 million as compared to $203.0 million for the sixteen weeks ended October 9, 2016. The increase in gross margin attributable to increased sales was $9.1 million, and $1.7 million was attributable to increased gross margin rate. As a percentage of sales, gross margin was 14.7% for the sixteen weeks ended October 8, 2017 as compared to 14.6% for the sixteen weeks ended October 9, 2016. Compared to the sixteen weeks ended October 9, 2016, gross margin as a percentage of sales for the sixteen weeks ended October 8, 2017 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.29% (consisting of a 0.33% increase related to our Cash & Carry segment, partially offset by a 0.04% decrease related to our Smart & Final segment). Warehouse and transportation costs as a percentage of sales decreased 0.05% (representing a 0.09% decrease related to our Smart & Final segment and a 0.04% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.26% (consisting of an increase of 0.17% related to our Smart & Final segment and a 0.09% increase related to our Cash & Carry segment). This increase in our Smart & Final segment included an increase of 0.18% related to stores opened in 2016 through third quarter 2017, partially offset by a 0.01% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.04% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the sixteen weeks ended October 8, 2017 increased $11.9 million, or 6.5%, to $195.3 million, as compared to $183.4 million for the sixteen weeks ended October 9, 2016. The increase in operating and administrative expenses was primarily due to $6.5 million increase in wages, fringe benefits and incentive bonus costs, $0.3 million increase in other store direct expenses, $0.4 million increase in share-based compensation expense associated with our equity compensation program and $5.3 million increase in other expenses mainly due to $3.3 million of severance cost and higher consulting fees and system upgrade costs.  These increases were partially offset by a $0.4 million decrease in marketing costs, $0.3 million decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, $0.2 million decrease in public company costs and a $1.1 million decrease in costs associated with store closures and asset impairment costs. Operating and administrative expenses for the sixteen weeks ended October 9, 2016 also benefited from a $1.4 million gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program. There was no such gain for the sixteen weeks ended October 8, 2017.

As a percentage of sales, operating and administrative expenses for the sixteen weeks ended October 8, 2017 increased 0.2% to 13.4% as compared to 13.2% for the sixteen weeks ended October 9, 2016. Operating and administrative expenses, as a percentage of sales, increased by 0.10% due to increased wages, benefits and incentive bonuses (including a 0.03% increase related to our Smart & Final segment and 0.07% increase related to our Cash & Carry segment), 0.01% due to increased share-based compensation expense associated with our equity compensation program, 0.11% due to an increase in other store direct expenses (primarily related to our Smart & Final segment), and 0.30% due to increased other expenses mainly due to severance costs and higher consulting fees and system upgrade costs. These increases were offset by a 0.06% decrease in marketing costs, 0.09% decrease in costs related to store closures and asset impairment costs, 0.03% due to decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, 0.01% decrease in public company costs and 0.1% decrease in gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

Interest Expense, Net

Interest expense for the sixteen weeks ended October 8, 2017 increased $1.2 million, or 12.5%, to $11.2 million as compared to $10.0 million for the sixteen weeks ended October 9, 2016. This increase in interest expense was primarily due to increased average debt outstanding and a slight increase in interest rate.

Income Tax Provision

Our income tax provision for the sixteen weeks ended October 8, 2017 increased $4.5 million to a $2.6 million income tax provision as compared to a $1.9 million income tax benefit for the sixteen weeks ended October 9, 2016. The effective income tax rate, excluding the equity in earnings of our joint venture, for the sixteen weeks ended October 8, 2017 was an income tax provision of 35.5% as compared to an income tax benefit of 39.8% for the sixteen weeks ended October 9, 2016. The change in the effective income tax rate for the sixteen weeks ended October 8, 2017 was primarily related to greater excess tax benefits from stock option award exercises and restricted stock vesting and other discrete items that occurred in the sixteen weeks ended October 9, 2016 as compared to the sixteen weeks ended October 8, 2017.

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

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the sixteen weeks ended October 8, 2017 was $0.4 million as compared to $0.5 million for the sixteen weeks ended October 9, 2016.

Forty Weeks Ended October 8, 2017 Compared to the Forty Weeks Ended October 9, 2016

Net Sales

Net sales for the forty weeks ended October 8, 2017 increased $161.5 million, or 4.8%, to $3,502.7 million as compared to $3,341.2 million for the forty weeks ended October 9, 2016. This increase in net sales was attributable to net sales of $149.4 million from the opening of eleven new stores in the forty weeks ended October 8, 2017 and 37 net new stores in fiscal year 2016 and a comparable store sales increase of $12.1 million in our store banners.

Comparable store sales for the forty weeks ended October 8, 2017 increased 0.4% as compared to the forty weeks ended October 9, 2016. This increase in comparable store sales was attributable to an increase in comparable transaction count of 0.5%, partially offset by a decrease of 0.1% in comparable average transaction size.

For the forty weeks ended October 8, 2017, net sales for our Smart & Final segment increased $111.8 million, or 4.3%, to $2,716.4 million as compared to $2,604.5 million for the forty weeks ended October 9, 2016. Comparable store sales for our Smart & Final segment increased 0.1% as compared to the forty weeks ended October 9, 2016, primarily attributable to an increase in comparable transaction count of 0.6%, partially offset by a decrease in comparable average transaction size of 0.5%.

For the forty weeks ended October 8, 2017, net sales for our Cash & Carry segment increased $49.7 million, or 6.7%, to $786.3 million as compared to $736.7 million for the forty weeks ended October 9, 2016. Comparable store sales for our Cash & Carry segment increased 1.3% as compared to the forty weeks ended October 9, 2016, attributable to an increase in comparable average transaction size of 1.9%, partially offset by a decrease in comparable transaction count of 0.6%.

Beginning in the second quarter of 2015 and continuing into the first quarter of 2017, we experienced deflation in certain food and non-food commodities, and market dynamics have resulted in passing through cost decreases to customers that have negatively impacted sales growth in both total sales and comparable store sales in those historical periods. In the second and third quarters of 2017, we experienced slight inflation in certain food and non-food commodities. For the forty weeks ended October 8, 2017 we continued to experience some deflation with signs of deflation moderating and inflation returning by the end of the period. In comparable store sales, we believe that the principal effect of deflation is evidenced in the comparable average transaction size.

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

In addition to the impacts from deflation, including effects on sales and cost structure, and sales transfer from existing to new stores as a result of store development activity, our sales for the forty weeks ended October 8, 2017 were adversely impacted by the severe weather conditions experienced in our principal market areas in the first quarter.

Gross Margin

Gross margin for the forty weeks ended October 8, 2017 increased $20.6 million, or 4.2%, to $509.2 million as compared to $488.6 million for the forty weeks ended October 9, 2016. The increase in gross margin attributable to increased sales was $23.6 million, partially offset by a $3.0 million decrease attributable to decreased gross margin rate. As a percentage of sales, gross margin was 14.5% for the forty weeks ended October 8, 2017 compared to 14.6% for the forty weeks ended October 9, 2016. Compared to the forty weeks ended October 9, 2016, gross margin as a percentage of sales for the forty weeks ended October 8, 2017 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.12% (including a decrease of 0.01% related to our Smart & Final segment and 0.13% increase related to our Cash & Carry segment). Warehouse and transportation costs as a percentage of sales decreased 0.06% (representing a 0.08% decrease related to our Smart & Final segment, partially offset by a 0.02% increase related to our Cash & Carry segment). Store occupancy costs as a percentage of sales increased 0.30% (consisting of an increase of 0.21% related to our Smart & Final segment and a 0.09% increase related to our Cash & Carry segment). This increase in our Smart & Final segment included an increase of 0.29% related to stores opened in 2016 through third quarter 2017, partially offset by a 0.08% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.05% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the forty weeks ended October 8, 2017 increased $26.7 million, or 6.0%, to $474.0 million, as compared to $447.3 million for the forty weeks ended October 9, 2016.  The increase in operating and administrative expenses was primarily due to a $20.9 million increase in wages, fringe benefits and incentive bonus costs, $1.1 million increase in other store direct expenses, $1.3 million increase in share-based compensation expense associated with our equity compensation program and $8.3 million increase in other expenses mainly due to $3.3 million of severance cost, $2.0 million of consulting costs and higher legal fees and system upgrade costs. These increases were partially offset by $2.8 million decrease in marketing costs, $3.2 million decrease in costs associated with store closure and asset impairment costs, $0.2 million decrease in public company costs and $0.1 million decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP. Operating and administrative expenses for the forty weeks ended October 9, 2016 also benefited from a $1.4 million gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program. There was no such gain for the sixteen weeks ended October 8, 2017.

As a percentage of sales, operating and administrative expenses for the forty weeks ended October 8, 2017 increased 0.1% to 13.5% as compared to 13.4% for the forty weeks ended October 9, 2016.  Operating and administrative expenses  as a percentage of sales, increased by 0.21% due to increased wages, benefits and incentive bonuses (including 0.15% increase related to our  Smart & Final  segment and  0.06%  increase related to our  Cash & Carry  segment),  0.03% due to increased share-based compensation expense associated with our equity compensation program, 0.12% due to an increase in other store direct expenses (primarily related to our Smart & Final segment) and 0.25% due to increased other expenses mainly due to severance costs and higher consulting and system upgrade costs. These increases were offset by a 0.13% decrease in marketing costs, 0.10% decrease in costs related to store closures and asset impairment costs, 0.03% due to expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, 0.01% due to a decrease in public company costs and 0.04% due to a decrease in gain associated with a death benefit related to a company-owned life insurance policy that supports our deferred compensation program.

Interest Expense, Net

Interest expense for the forty weeks ended October 8, 2017 increased $3.0 million, or 12.2%, to $27.7 million as compared to $24.7 million for the forty weeks ended October 9, 2016. This increase in interest expense was primarily due to increased average debt outstanding and a slight increase in interest rate.

Income Tax Provision

Our income tax provision for the forty weeks ended October 8, 2017 increased $0.8 million to a provision of $0.4 million as compared to a $0.4 million benefit for the forty weeks ended October 9, 2016. The effective income tax rate, excluding the equity in earnings of our joint venture, for the forty weeks ended October 8, 2017 was a provision of 5.6% as compared to a 3.3% benefit for the forty weeks ended October 9, 2016. The change in the effective income tax rate for the forty weeks ended October 8, 2017 was primarily related to greater excess tax benefits from stock option award exercises and restricted stock vesting and other discrete items that occurred in the forty weeks ended October 9, 2016 and limitations on the deductibility of executive compensation that occurred in the forty weeks ended October 8, 2017.

Loss on Early Extinguishment of Debt

We recorded a $5.0 million loss on early extinguishment of debt in the forty weeks ended October 9, 2016. The loss in the forty weeks ended October 9, 2016 was related to the amendment of our Term Loan Facility. Costs associated with such loss were related to fees paid in connection with the amendment and the write-off of unamortized debt discount and debt issuance costs.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the forty weeks ended October 8, 2017 was $0.6 million as compared to $1.2 million for the forty weeks ended October 9, 2016.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of October 8, 2017, we had $65.0 million drawn under our Revolving Credit Facility and $60.9 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Forty Weeks Ended October 8, 2017	Forty Weeks Ended October 9, 2016
Cash and cash equivalents at end of period	$60,890	$54,043
Cash provided by operating activities	128,040	86,015
Cash used in investing activities	(116,312)	(119,845)
Cash (used in) provided by financing activities	(5,073)	28,546

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the forty weeks ended October 8, 2017 and October 9, 2016 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the forty weeks ended October 8, 2017 increased $42.0 million to $128.0 million as compared to 86.0 million for the forty weeks ended October 9, 2016. This increase was primarily attributable to lower working capital. During the forty weeks ended October 8, 2017, we made cash interest payments of $26.2 million and cash pension contributions of $9.7 million, as compared to cash interest payments of $21.8 million and cash pension contributions of $7.2 million during the forty weeks ended October 9, 2016.

Investing Activities

Cash used in investing activities decreased $3.5 million to $116.3 million for the forty weeks ended October 8, 2017 as compared to $119.8 million in the forty weeks ended October 9, 2016. This decrease was primarily attributable to a $6.1 million decrease in capital expenditures for property, plant and equipment, a $2.2 million decrease in payments related to assets acquired in the Haggen Transaction, a $1.4 million increase in proceeds on sale of assets and a $1.5 million decrease in money market funds that support the Company’s SERP and deferred compensation plan. Partially offset by a $7.7 million increase in capital expenditures for capitalized software.

Financing Activities

Cash (used in) provided by financing activities decreased $33.6 million to cash used of $5.1 million for the forty weeks ended October 8, 2017, as compared to cash provided of $28.5 million for the forty weeks ended October 9, 2016. This decrease was attributable to $30.0 million of borrowings on our Term Loan Facility in 2016 but none in 2017, a $26.0 million reduction in net borrowings on our Revolving Credit Facility, and a $1.2 million increase in payment of withholding taxes on net share settlement of stock option exercise, partially offset by a $15.1 million decrease in cash used for repurchases of Common Stock and a $8.2 million reduction in fees paid in conjunction with debt financing.

At October 8, 2017, we had cash and cash equivalents of $60.9 million, stockholders’ equity of $558.4 million and debt, less debt issuance costs, of $683.0 million. At October 8, 2017, we had working capital of ($33.8) million as compared to $36.5 million of working capital at October 9, 2016, primarily due to the adoption of ASU 2015-17 in the first quarter of 2017.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of October 8, 2017, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$691,775	$66,775	$—	$—	$625,000
Interest on long-term debt	179,613	32,298	69,762	72,861	4,692
Operating leases	1,506,751	135,445	262,513	230,680	878,113
Total contractual obligations	$2,378,139	$234,518	$332,275	$303,541	$1,507,805

The primary changes in our contractual obligations as of October 8, 2017 as compared to our contractual obligations as of January 1, 2017 relate to additional operating leases entered into during the forty weeks ended October 8, 2017 primarily related to our new store growth program.

The interest payments on our Term Loan Facility outstanding as of October 8, 2017 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off-Balance Sheet Arrangements

As of October 8, 2017, we had no off-balance sheet arrangements.

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

During the sixteen weeks ended October 8, 2017, the Company experienced a decline in its share price and a significant reduction in its market capitalization as a result of changed market conditions. Based on these factors, the Company concluded that an impairment trigger occurred for the Smart & Final and Cash & Carry reporting units. Accordingly, interim impairment tests of goodwill were performed. The results of the interim goodwill impairment tests indicated that the fair value of each reporting unit exceeded its carrying value, therefore, no impairment existed as of October 8, 2017. Our quantitative assessment of potential goodwill impairment concluded that the fair value of the Smart & Final banner and Cash & Carry banner exceeded their respective carrying value by 9% and over 90%, respectively. As of October 8, 2017, the carrying value of goodwill assigned to the Smart & Final banner and Cash & Carry banner reporting units was $406.7 million and $204.5 million, respectively. If certain future events occur, such as changes to the Company’s long-term store growth and development plans, changes in the assumptions used to estimate the fair value of the Smart & Final banner reporting unit or a prolonged depression of the Company’s market capitalization, the Smart & Final banner reporting unit’s goodwill may require an impairment charge to be taken. As of the third quarter ended October 8, 2017, there have been no significant changes to the Company’s long-term store growth and development plans.

If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then an impairment of goodwill has occurred and we are required to recognize an impairment charge for the amount by which the carrying amount exceeds the fair value of the reporting unit.

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

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future cash generation will be sufficient to meet future cash needs and our specific plans for reinvestment of those non-U.S. subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $7.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined such earnings will no longer be indefinitely invested outside the United States.

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

The determination of our obligation and expense for retirement benefits plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in our Annual Report on Form 10-K filed with the SEC on March 16, 2017. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2015, the

Society of Actuaries released an update to the mortality scales which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of January 3, 2016. The impact of these new mortality assumptions resulted in a slight decrease to our defined benefit pension, SERP, and postretirement benefit plan obligations and a slight decrease in future related expense. In 2016, the Society of Actuaries released a further update to these mortality scales, which was used in determining our retirement benefit plans and postretirement benefit plan as of January 1, 2017. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, SERP and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Recently Issued Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q. We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements, or do not apply to our operations except as noted in Note 2, Significant Accounting Policies, to our accompanying unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, relating to the early adoption of ASU 2014-04.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of October 8, 2017, a 1% increase in interest rates would increase our annual interest cost by approximately $4.0 million. This impact reflects any offset from our current hedging activities. A decrease of 1% in interest rates would decrease our annual interest cost by $3.7 million due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of October 8, 2017, is primarily related to our $15.1 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of October 8, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the forty weeks ended October 8, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity during the sixteen weeks ended October 8, 2017.

Period(1)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plan or Program (in thousands)(4)
June 19 to July 16, 2017	—	$—	—	$7,526
July 17 to August 13, 2017	158,213	8.54	157,400	6,185
August 14 to September 10, 2017	750,523	7.37	750,523	666
September 11 to October 8, 2017	40,502	7.30	—	666
Total	949,238	$7.56	907,923

(1)                     Periodic information is presented by reference to our fiscal periods during the third quarter of fiscal year 2017.

(2)                     Average price per share includes related expense.

(3)                     During the sixteen weeks ended October 8, 2017 the Company reacquired 41,315 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of 99,129 shares of restricted stock granted to eligible employees.

(4)                     In the third quarter 2016, our Board of Directors authorized a program to repurchase up to $25 million of shares of our Common Stock. Repurchases under the share repurchase program commenced on September 19, 2016 and occurred through August 31, 2017. The specific timing and amount of the repurchases was dependent on market conditions, applicable laws and other factors.

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

SMART & FINAL STORES, INC.
(Registrant)

November 16, 2017	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

November 16, 2017	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)