Form 10-K
period 2017-12-31
Smart & Final Stores, Inc.
filed 2018-03-16
CIK 1563407

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company☐

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

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2018
common stock, $0.001 par value	74,212,842

Documents Incorporated by Reference:

          Portions of the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 31, 2017.

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

  •
  our growth depends on new store openings and our failure to successfully open new stores or successfully manage the potential difficulties associated with store growth could adversely affect our business and stock price;

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

PART I

Item 1.    Business.

Who We Are

        We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry Smart Foodservice stores focus primarily on business customers. As of December 31, 2017, we operated 323 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices."

        As of December 31, 2017, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a broad selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of December 31, 2017, we operated 194 Extra! stores of which 102 represent conversions or relocations of legacy Smart & Final stores and 92 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated, in-part, by our acquisition of a dedicated perishables warehouse, the acquisition of a group of stores in fiscal year 2016, and further supported by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future banner growth plans.

        As of December 31, 2017, we also operated 63 Cash & Carry Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Nevada, Montana and Utah. Pricing in our Cash & Carry Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and with no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 11 new Cash & Carry Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

        In both store banners, we are actively investing in increasing our presence in online and other digital sales channels, including both direct delivery to customers through partner services and using buy online, pick up in store models. As of December 31, 2017, we offered digital sales options in over 80% of our Smart & Final banner stores and over 40% of our Cash & Carry Smart Foodservice stores.

        We believe that our "everyday low prices," unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Corporate History and Structure

        Smart & Final is one of the longest continuously operated food retailers in the United States and has become an iconic brand name in the markets we serve. We were founded in Los Angeles in 1871 as Hellman-Haas Grocery Company, a wholesale grocery supplier to businesses. We changed our name to Smart & Final Wholesale Grocers in the early 1900s after a merger with Santa Ana Grocery Company, a wholesale grocer founded by J.S. Smart and H.D. Final. In the years that followed, we expanded the Smart & Final banner throughout California and into Nevada and Arizona. In 1998, we acquired the Portland, Oregon-based Cash & Carry store chain. Since the Cash & Carry acquisition, we have operated as a multi-banner food retailer.

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

        On September 29, 2014, we completed an initial public offering of our common stock. As of December 31, 2017, Ares held approximately 60% of our common stock.

        We are a holding company and all of our operations are conducted through our operating subsidiaries, primarily Smart & Final Stores LLC and Cash & Carry Stores LLC (a direct wholly owned subsidiary of Smart & Final Stores LLC).

Our Industry

        Our Smart & Final stores operate in the highly competitive U.S. food retail industry, which includes a variety of distribution channels, including conventional grocers, mass merchandisers, warehouse clubs, discounters, specialty stores, online-only retailers, and online retail hybrid models which combine digital and brick-and-mortar stores. We believe that customers increasingly appreciate retail options which represent value and convenience, with digital purchase availability, and that our Smart & Final banner stores are well positioned in the marketplace.

        Our Cash & Carry Smart Foodservice stores primarily operate in the U.S. foodservice supply industry, which includes a variety of distribution channels, including foodservice delivery companies, warehouse club-style stores, online retailers and other specialty stores. The U.S. foodservice market continues to benefit from increased consumer spending on food-away-from-home as consumers seek greater convenience. We believe our Cash & Carry Smart Foodservice stores are well positioned to serve a broad range of foodservice customers, including small restaurants, food trucks, caterers, and smaller foodservice users such as day care operators. We believe that many of these customers require smaller volume orders than a typical direct-delivery foodservice customer, such as a larger restaurant, and are well-served by our convenience and selection.

What Makes Us Different

        We believe that the following competitive strengths position us for continuing growth as food shoppers increasingly focus on value and convenience:

        Unique platform that appeals to household and business customers.    We serve a diverse demographic of customers including households, businesses and community groups through our complementary Smart & Final and Cash & Carry Smart Foodservice banners. We offer a differentiated, highly convenient shopping experience with an emphasis on quality and value. We provide an easy-to-shop, no-frills, in-store environment in a smaller physical footprint compared to typical warehouse clubs, but with a greater SKU selection, which both simplifies and expedites our customers' shopping experience.

        Sales at our Smart & Final stores benefit from a large base of diverse business customers. Our internal surveys and analysis indicate that our business customers typically shop Smart & Final for both their household and business needs and account for approximately 30% of our Smart & Final sales. On average, these business customers spend approximately twice as much per visit (including purchases of household SKUs) as our typical household customers. We believe our household customers enjoy "shopping with the pros" because it reinforces the perception of value, quality and selection. At Cash & Carry Smart Foodservice, we believe our business customers appreciate our accessible locations and consistent shopping experience, where they shop for both everyday and supplemental business needs.

        Distinctive and value-focused merchandise offering, delivered through two store banners.    Our Smart & Final stores feature a comprehensive grocery offering at "everyday low prices," including high quality perishables, extensive selections of private label and national brand products and a large selection of warehouse club-pack sizes (over 3,000 SKUs). With approximately 16,000 SKUs in our Extra! stores and approximately 12,000 SKUs in our legacy Smart & Final stores, each of our Smart & Final store formats offers a wider variety of products than typical warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. Unlike warehouse clubs, we do not require customers to pay a membership fee. Our differentiated merchandising strategy also includes established private label brands and an extensive portfolio of national brand products in a broad range of product sizes. In fiscal year 2017, sales of private label items were approximately 28% of Smart & Final banner sales, and based on internal surveys commissioned by us, we estimate that approximately 38% of Smart & Final banner sales were from products or sizes (including both national brand and private label products) that are not typically found at conventional grocers.

        Our Cash & Carry Smart Foodservice stores offer customers a wide variety of approximately 8,500 key SKUs targeted to core foodservice needs, including an extensive selection of high quality perishables (approximately 47% of Cash & Carry Smart Foodservice banner sales in fiscal year 2017), national brand and private label grocery products, and related foodservice equipment and supplies. Our prices are targeted to be substantially lower than those of foodservice delivery companies and competitive with those of warehouse clubs. Our Cash & Carry stores do not require payment of a membership fee or minimum purchase amounts. We believe Cash & Carry customers value our low prices, extensive selection, price transparency and the ability to hand-select perishable products. In addition, we believe our customers value the convenience of being able to shop at times that are most suitable for their businesses, as opposed to receiving deliveries on a distributor's schedule. Our business customers also frequently utilize Cash & Carry Smart Foodservice as a convenient source for basic supplies or "fill-in" products that were either omitted from their regular foodservice delivery or of insufficient quantity and/or quality.

        Across both our Smart & Final and Cash & Carry Smart Foodservice banners, we believe our differentiated merchandising strategy and consistent focus on delivering value has enabled us to generate loyalty, referrals and repeat business.

        Evolving digital commerce offerings for additional customer convenience.    We are committed to evolving with the changing needs of customers by growing our digital commerce offerings to meet consumer demands for more convenient shopping options. We deliver these offerings through a combination of third-party partner and our own internally managed platforms. Our Smart & Final stores products are available through Instacart, Google Express, as well as our internally managed website shop.smartandfinal.com, powered by Instacart. Our Cash & Carry Smart Foodservice stores products are available through Instacart and our own internally managed shop online pick up in store Click&Carry program. As of December 31, 2017, delivery and pick-up options were available in over 80% of our Smart & Final banner stores and over 40% of our Cash & Carry Smart Foodservice stores.

        Well-positioned store base and flexible real estate strategy.    As of December 31, 2017, we operated 323 stores across eight contiguous states in the Western U.S., including 257 stores in the large and growing California market. Our long operating history has enabled us to establish a store footprint that would be difficult to replicate and has provided us with deep institutional knowledge of the local real estate markets in which we operate.

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

        Passionate and experienced management team.    We are led by a passionate executive team with extensive food retail experience and a long history of operational excellence complemented by a seasoned team of store managers and senior merchants. We believe our management's experience will enable us to continue to diversify our sales channels, grow our store base, and refine operations to achieve efficiencies through a strong focus on selling high quality products at "everyday low prices."

Our Stores, Operations and Staff

        All of our stores are designed for convenience and are clean, organized and clutter-free. Our concrete floors, bright lights, high ceilings and wide shopping aisles highlight our warehouse-style format and our focus on efficiency and value.

        Typical Smart & Final customers drive a short distance from their homes and businesses and park in lots directly outside our stores. Customers are able to move quickly and deliberately through our departments and aisles. Within each of our store formats, our products are organized by product category. Our high-quality produce is arranged in farmer's market-style displays, and our other household and business items are organized on shelves that run from the floor to approximately eye level. Typically, bulk-sized products are stocked on floor-level shelves, club-pack sized products on middle shelves and single-unit items on eye-level shelves. Discounted products, such as products subject to our "buy more, save more" discounts, are marked with bright, clear signage.

        Typical Cash & Carry Smart Foodservice customers visit our stores en route to or from their businesses to complete comprehensive shopping trips, or to satisfy "fill-in" needs during the business day. As with our Smart & Final stores, customers can move quickly and deliberately through our departments and aisles, typically loading their products onto low, flatbed-style carts to accommodate full case offerings and large "sub-primal cuts" of meat. Our products are organized by product category, and customers can select their products, including high quality perishables, directly from our displays. Our checkout displays are open and do not require our customers to unload their products onto conveyors; instead, our employees use hand-held scanners to quickly scan products to help make our customers' shopping experience as efficient as possible.

        As of December 31, 2017, we operated 323 stores across the Western United States, including 260 Smart & Final stores in California, Arizona and Nevada and 63 Cash & Carry Smart Foodservice stores in Washington, Oregon, Northern California, Idaho, Nevada, Montana and Utah. In addition, 15 legacy Smart & Final stores are operated by a joint venture in Northwestern Mexico. Our stores are located primarily in areas with higher concentrations of businesses in both smaller and mid-sized shopping centers and at stand-alone sites.

        We believe our customer service orientation, together with our focus on value pricing and shopping convenience, help us to encourage more frequent store visits than warehouse clubs and a higher average purchase size than conventional grocers. Management in our Smart & Final stores is knowledgeable about the needs of both household and business customers, and we emphasize cross-functional training to enhance our ability to serve our customers' needs. Management and employees in our Cash & Carry Smart Foodservice stores are also focused on customer service, and our more focused business and foodservice customer target allows for a higher level of specialized product knowledge to respond to our customers' needs.

        Our culture emphasizes teamwork, accountability, integrity and respect, all of which we believe contribute to our growth and success. Our training programs encompass all levels of store operations, from entry level through management, and emphasize merchandising techniques, management and leadership skills and customer service goals to ensure high employee quality and productivity. We reward superior performance and motivate employees with incentive pay programs. We believe that well trained and motivated employees contribute to our consistently high service standards, which helps us maintain our existing stores and successfully open new stores with an extension of our operating culture. We believe we are an attractive place to work with significant career growth opportunities for our employees. To support career growth, we actively promote and financially support continuing education among our staff. We offer competitive wages and benefits, and believe active, educated and dedicated employees contribute to customer satisfaction.

Our Products and Pricing

        We have a differentiated merchandising strategy that emphasizes high quality perishables and a wide selection of quality private label products and national brands, all offered in a broad range of product sizes. We believe that our merchandising strategy results in an appealing and hard-to-match store experience. We have a commitment to "everyday low prices," which helps to position both our Smart & Final and Cash & Carry Smart Foodservice stores as top of mind destinations for our customers.

        The merchandise mix as a percentage of sales at our legacy Smart & Final, Extra! and Cash & Carry Smart Foodservice stores, respectively, for fiscal year 2017 was as follows:

	Smart & Final
			Cash & Carry Smart Foodservice
	Extra!	Legacy
Perishables	37%	29%	47%
Grocery	34%	36%	33%
Beverage	16%	18%	4%
Paper and Packaging	8%	10%	11%
Restaurant Equipment and Janitorial Supplies	5%	7%	5%

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

        Meat and Deli.    We offer an extensive selection of quality beef, poultry, pork and seafood products, under various national brands and our private label brand. Our meat selection comes in a variety of cut sizes, including individual cuts and hard-to-find large "sub-primal cuts" targeted to our foodservice customers but also enjoyed by our household customers. In addition, our deli department offers an assortment of oven-roasted chicken, salads and other fresh and appetizing meal solutions.

        Dairy and Cheese.    We offer an expansive selection of milk, yogurt, fresh cheeses, ice cream and other dairy products sold under national brands and our signature private label brand First Street®, Sun Harvest® and Simply Value® labels.

        Grocery.    We offer an extensive selection of everyday grocery items, including pastas, rice, breads, canned fruits and vegetables, cookies, crackers, spices and oils. Customers can choose from a broad range of product sizes, including single units, club-packs and bulk foods. We sell grocery products under national brands and a variety of our private label brands, including First Street®, La Romanella®, Montecito®, Sun Harvest® natural and organic products, and Simply Value®. We also offer a selection of personal care items under national brands and our Iris® private label.

        Beverage.    We offer a wide variety of beverage products, including hot beverage items, bottled waters, juices, sports and energy drinks, carbonated soft drinks and, in most of our stores, beer, wine and spirits. We sell products under national brands, and under our First Street® and Ambiance® private label brands.

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

Cash & Carry Smart Foodservice Store Products

        We offer a wide variety of SKUs in our Cash & Carry Smart Foodservice stores, which are tailored to the core needs of foodservice businesses such as restaurants, caterers and other foodservice providers, as well as businesses and community organizations.

        Our Cash & Carry Smart Foodservice stores feature the following departments:

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

        Grocery.    We offer an extensive selection of dry grocery items, including flour, sugar, spices, rice, canned fruit and vegetables, sauces and dressings. Customers can choose from a broad range of product sizes, including case quantities and single units. We sell grocery products under national brands and a variety of private label brands, including First Street®, La Romanella®, Montecito® and Simply Value®.

        Beverage.    We offer a wide variety of hot and cold beverages, including bottled waters, juices, sodas, sports and energy drinks and other items used in the foodservice industry, including flavored coffee syrups, syrup refills for soda fountains and bar supplies. We offer products under national brands and our private label brands First Street® and Ambiance®.

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

        Our Cash & Carry Smart Foodservice stores offer a flexible mix of "case quantity" or single-unit purchases to provide a strong differentiation to our foodservice delivery competitors, which typically offer "case quantity" only. Because typical Cash & Carry Smart Foodservice customers purchase ingredients for further processing into finished meals, our customers frequently purchase the same items but may need varying quantities of individual SKUs.

Private Label Products

        Our private label products are developed to provide our customers with a wide range of merchandise unique to our stores. We seek to provide quality that is equal to or better than the national brand equivalents at a lower price point. We offer private label products across a broad array of categories with over 3,000 SKUs, with our First Street label representing approximately 76% of private label sales in fiscal year 2017. We believe our ability to develop and competitively source quality private label products are important elements of our product offering. Private label products represented 28% of net sales at our Smart & Final stores and 16% of net sales at our Cash & Carry

Smart Foodservice stores for fiscal year 2017. This compares to 28% and 15%, respectively, for fiscal year 2016.

        We have a dedicated in-house product development team that focuses on continuing the growth of our private label brands, which seeks to ensure that we have the right products at the right quality and cost. We have invested in strengthening and enhancing our private label brands over the last several years to meet the needs of both our household and business customers.

Pricing

        We believe our Smart & Final stores maintain a price position that is competitive with other value retailers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We conduct regular price surveys of our major competitors and strive to maintain pricing that is competitive with that of warehouse clubs and discounters, and utilize more aggressive pricing on high quality produce items to build higher frequency customer visits. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Our Cash & Carry Smart Foodservice store pricing is targeted to be significantly lower than foodservice delivery companies, with greater price transparency to customers and no minimum order size. Our foodservice direct delivery competitors typically adjust their customer-level pricing to account for their higher cost structures, which includes delivery costs. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. We seek to price our products competitively with our store-based competition to encourage our target customers to purchase a larger portion of their needs from our stores. We conduct regular price surveys of our principal store-based competition, which includes warehouse clubs and warehouse-style foodservice retailers.

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

        For our Smart & Final stores, we advertise across multiple print and digital channels, with a primary focus on distribution of a weekly print circular, targeted to reach potential customers at a sub-Zip Code level based on defined trade areas for each store. We produce separate versions of the circular for stores in different geographic areas and competitive regions, for newly opened or remodeled stores and for special promotional purposes. In addition to the weekly circular, we utilize a supplemental bi-monthly distribution of a separate printed circular targeted to business customers. This business circular contains key business SKUs and pricing and is focused on high volume, price sensitive items for foodservice and other business customers. We also have an in-store marketing program that includes a "tag and sign" program, special signage for "buy more, save more" discounts and aisle banners. In addition, we maintain our website, www.smartandfinal.com, on which we offer or advertise special deals and coupons. To support our market positioning and drive visits to Smart & Final stores, we utilize radio and television advertising around major food holidays.

        We are continuing to expand and refine our digital and social media presence with a focus on customer identification and targeting, supported by customer purchase activation through our digital commerce platforms.

        For new stores, expansions of legacy Smart & Final stores to Extra! stores and store relocations, we organize special grand opening event periods. Grand openings typically include a community reception and special promotional pricing for a defined period following the store opening. We believe our grand opening events help to familiarize the community in our trade area with the differentiated offering and pricing of our Extra! stores.

        For our Cash & Carry Smart Foodservice stores, our primary advertising is through bi-weekly mail distributions of "Hot Sheets" to potential key foodservice customers which include pricing specials on key foodservice items. The distribution is targeted to customers identified by business type and proximity to our Cash & Carry Smart Foodservice stores. We also direct mail themed flyers to potential customers for special events and distribute flyers in our Cash & Carry Smart Foodservice stores to target purchasers of specific products. On our website, www.smartfoodservice.com, we offer vendor promotions, industry information, videos from successful customers and a catalog to create shopping lists.

        The inclusion of our website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through our websites into this Annual Report.

Product Sourcing and Distribution

Product Sourcing

        We manage the buying of, and set the standards for, the products we sell, and we source our products from over 1,400 vendors and suppliers. We believe our scale is sufficient to generate meaningful cost savings in product acquisition, which is reflected in our commitment to "everyday low prices" in all our stores. We have many long-term relationships with both national brand and private label suppliers, and believe that our supplier relationships are strong.

        Our strong supplier relationships support our differentiated merchandising strategy. Many of our national brand and private label vendors supply us with club-pack and bulk-size SKUs that they do not offer to conventional grocers, in addition to the single-unit products we offer that are not sold by warehouse clubs. These products enable us to provide a broader range of product sizes than our competitors and are designed to provide significant savings for our customers. Our Smart & Final stores purchase products from a network of national brand companies, regional and local brands and strategically sourced private label suppliers. We seek to obtain high quality products at acquisition costs that allow us to maintain our pricing objectives.

        We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs, and we believe that our sales growth presents unique opportunities to achieve continuing synergies. Our Smart & Final stores are not dependent on any individual supplier, and no product supplier represented more than 2% of our Smart & Final banner cost of sales during fiscal year 2017.

        For our 63 Cash & Carry Smart Foodservice stores we employ a hybrid purchasing model to achieve operational efficiency. Cash & Carry management specifies all the products for our stores, and we operate under an agreement with Unified Grocers, Inc. ("Unified Grocers"), whereby Unified Grocers acts as our primary purchasing and warehouse supplier for grocery and perishable products. Where applicable, Unified Grocers purchases products and maintains inventory in its warehouse facilities, filling orders from Cash & Carry Smart Foodservice stores as needed. This arrangement leverages the purchasing ability of Unified Grocers and allows our Cash & Carry Smart Foodservice stores to shift maintenance of warehouse inventories to a third party. Approximately 81% of our product requirements (measured at cost) for our Cash & Carry Smart Foodservice stores for both fiscal years 2016 and 2017 were made through our relationship with Unified Grocers. As of June 23, 2017, Unified Grocers was acquired by SuperValu Inc., one of the largest grocery wholesalers and retailers in the U.S.

        Our Cash & Carry Smart Foodservice stores also purchase certain products through agreements with two other suppliers on a more traditional supplier basis. We believe that these relationships could be replicated at similar economics if warranted.

Product Distribution

        We support our Smart & Final stores in California, Arizona and Nevada through a network of Company-controlled distribution facilities. These include Company leased-and-operated facilities, dedicated leased facilities operated by third-party logistics companies and shared third-party operations. Approximately 59% of Smart & Final store SKUs, including approximately 65% of perishable products in our California stores, are supplied from our Company-operated 445,000 square foot dry goods distribution center in Commerce, California and our Company-operated 241,000 square foot perishables warehouse in Riverside, California. The balance of our products (including frozen goods, deli and selected dry grocery) are supplied by third party-operated distribution centers or manufacturers' direct store delivery systems. By design, our network of distribution centers and third party operations has a flexible capacity to support growth in SKU count and additional case volumes.

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

        Our Cash & Carry Smart Foodservice stores are primarily served through a contract service agreement with Unified Grocers, and our stores are primarily supplied from three Unified Grocers' facilities, in Portland, Oregon, Seattle, Washington, and Stockton, California.

        By design, our network of distribution centers and third party operations have a flexible capacity to support our anticipated growth.

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

        We currently expect to open three to five new Extra! stores in fiscal year 2018 and plan to continue opening additional new stores for the foreseeable future. We also plan to opportunistically grow our Cash & Carry Smart Foodservice store base. We expect to open three to five new Cash & Carry Smart Foodservice stores in fiscal year 2018, and continue opening additional new stores for the foreseeable future.

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

        Our Smart & Final stores target both household and business customers, who represented 71% and 29%, respectively, of banner sales for fiscal year 2017. We believe that while sales to our Smart & Final banner's business customers, including restaurant owners, caterers, institutional consumers, offices and community organizations, are less than sales to household customers, business customers provide an important point of differentiation in the product mix of our stores. The resulting product mix establishes an environment whereby both household and business customers have the opportunity to purchase SKUs from a distinctive merchandising offering, fulfilling a larger fraction of customer needs.

        Our Cash & Carry Smart Foodservice stores primarily target business customers, including restaurants, caterers and a wide range of other foodservice providers. We believe that business customers represented an estimated 90% of our banner sales for fiscal year 2017, and for many of these customers we represented a primary source of supply. While not a primary customer target, our Cash & Carry Smart Foodservice stores also serve household customers, which represented an estimated 10% of our banner sales for fiscal year 2017. We believe our Cash & Carry Smart Foodservice banner customers enjoy our "everyday low prices," our extensive SKU selection, our price transparency, the opportunity to purchase larger quantities at "case discount" prices and our accessible locations.

Mexico

        We are party to a joint venture agreement in connection with the operation of 15 Smart & Final stores in Northwestern Mexico as of December 31, 2017. We have a 50% interest in the joint venture which we account for using the equity method of accounting. Our joint venture partner, Grupo Calimax S. A. de C.V., operates a chain of unaffiliated grocery stores across Northwestern Mexico. These Smart & Final joint venture stores are operated under in a style similar to our legacy Smart & Final format stores. We are party to a product supply agreement with the joint venture, pursuant to which we provide certain products to its stores, principally private label products.

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

        Our principal competitors include conventional grocers such as Albertson's/Safeway and Kroger, warehouse clubs and discounters such as Costco and Aldi, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, online retailers such as Amazon, as well as other specialty stores. Each of these companies competes with us on one or more elements of price, product selection, product quality, convenience, customer service, store format and location, or any combination of these factors. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

Seasonality

        Sales in our business reflect modest seasonality. Our average weekly sales fluctuate throughout the year and are typically highest in our second and third fiscal quarters, and lowest in our first fiscal quarter.

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

Trademarks and Other Intellectual Property

        We believe that our intellectual property has substantial value and has contributed to the success of our business. In particular, our trademarks, including our registered Smart & Final ®, Smart & Final Extra!®, Cash & Carry Smart Foodservice®, Ambiance®, First Street®, Iris®, La Romanella®, Montecito®, Simply Value®, and Sun Harvest® trademarks, are valuable assets that we believe reinforce our customers' favorable perception of our stores. In addition to our trademarks, we believe that our trade dress, which includes the arrangement, color scheme and other physical characteristics of our stores and product displays, is a large part of the atmosphere we create in our stores and enables customers to distinguish our stores and products from those of our competitors. For certain risks related to our trademarks and other intellectual property, see "Risk Factors—We may be unable to adequately protect our intellectual property rights, which could harm our business, financial condition and operating results."

Information Technology Systems

        We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, warehousing, distribution, accounting, reporting and financial systems. We also are continuing to invest to maintain modern supply chain systems allowing for operating efficiencies and scalability to support our growth and sales channel flexibility. All of our stores operate under one integrated information technology platform, and we plan to continue to invest in information technology to further enhance our technological infrastructure.

Regulatory Compliance

        We are subject to regulations enacted by federal, state and local regulatory agencies, including the U.S. Food and Drug Administration and U.S. Department of Agriculture. These regulations include, but are not limited to, trade practices, pricing practices, labor, health, safety, transportation, environmental protection, including hazardous waste disposal and regulations related to the sale and distribution of alcoholic beverages, milk, agricultural products, meat products and other food products.

Compliance with these regulations has not historically had a material effect on our financial condition or operating results.

Employees

        As of December 31, 2017, we had 11,864 total employees, including 3,275 full-time and 8,589 part-time employees. Of this aggregate employee total 9,994 were employed in our Smart & Final stores, 742 were employed in our Cash & Carry Smart Foodservice stores, 656 were employed in our warehouses and distribution centers and 452 were employed in our corporate offices and store-support roles. As of December 31, 2017, 202 Cash & Carry Smart Foodservice store employees were members of the International Brotherhood of Teamsters (the "Teamsters") and covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

Item 1A.    Risk Factors.

        Certain factors could have a material adverse effect on our business, financial condition, operating results or prospects. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report, including our consolidated financial statements and related notes. Any of the following risks could adversely affect our business, financial condition, operating results or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment.

Competition in our industry is intense and our failure to compete successfully may adversely affect our sales, financial condition and operating results.

        We operate in the highly competitive food retail and foodservice industries. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location, and digital commerce options.

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

        We attempt to create a convenient and appealing shopping experience for our customers in terms of customer service, store format and location, and digital commerce options. If we are unable to provide a convenient and appealing shopping experience, our sales, profit margins and market share may decrease, resulting in an adverse effect on our financial condition and operating results. Some of our competitors are aggressively expanding their number of stores in proximity to our stores, and their digital commerce offerings, within our primary market areas. As our competitors evolve or expand their physical and digital offerings, our financial condition and operating results may be adversely affected through a loss of sales, decrease in market share or greater operating costs.

        Our principal competitors include conventional grocers such as Albertson's and Kroger, discounters and warehouse clubs such as Costco, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco, US Foods, and Performance Food Group, online retailers such as Amazon, as well as other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. Also, some of our competitors do not have unionized work forces, which may result in lower labor and benefit costs. These competitors could use these advantages to take certain measures, including reducing prices, that could adversely affect our competitive position, business, financial condition and operating results.

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

        Similarly, the retail supermarket industry is experiencing evolution in digital commerce and delivery options, with several of our competitors adding or expanding online shopping options for their customers. We may be required to make significant investments in digital commerce platforms, and execute on them, to maintain our competitive position and respond to consumer demand trends.

Our growth depends in part on new store openings and our failure to successfully open new stores or successfully manage the potential difficulties associated with store growth could adversely affect our business and stock price.

        Our growth depends, in part, on our ability to open new stores and to operate those stores successfully. Successful execution of our growth strategy depends upon a number of factors, many of which are beyond our control, including our ability to effectively find suitable sites for new stores, negotiate and execute leases on acceptable terms, secure and manage the inventory necessary for the launch and operation of our new stores, hire, train and retain skilled store personnel, promote and market new stores and address competitive merchandising, distribution and other challenges encountered in connection with expansion into new geographic areas and markets. Delays or failures in opening new stores, or achieving lower than expected sales in new stores, could adversely affect our growth.

        Although we believe that the U.S. market can support additional Extra! and Cash & Carry Smart Foodservice stores, we cannot assure you when or whether we will open any new stores. We may not have the level of cash flow or financing necessary to execute our additional store growth. If and when such store openings occur, we cannot assure you that these new stores will be successful or result in greater sales and profitability.

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

        Our continued growth also depends, in part, on our ability to successfully expand certain of our legacy Smart & Final stores to our Extra! format, and to relocate certain of our Smart & Final stores to new locations as Extra! stores. If we fail to successfully identify the Smart & Final stores suitable for expansion or relocation, or fail to manage such projects in a cost-effective manner, our financial condition and operating results may be adversely affected.

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

Our plans to expand or remodel certain of our existing stores and build new stores in our current markets could require us to spend capital, which must be allocated among various projects. Failure to use our capital efficiently could adversely affect our financial condition and operating results.

        Since August 2008, we have converted 102 Smart & Final stores to our Extra! format through a combination of store conversions, expansions and relocations. Our recent conversions and relocations have been completed for a net cash investment ranging from $2.7 million to $3.7 million per store. We intend to expand or relocate additional stores over the next several years. However, we cannot assure you that our future activity will require similar levels of investment, reach the sales and profitability levels of our Smart & Final or Extra! stores or be completed at all. If any of these initiatives prove to be unsuccessful, we may experience reduced profitability and could be required to delay, significantly curtail or eliminate planned new store openings, expansions or remodels.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may adversely affect our financial condition and operating results.

        We could suffer significant inventory losses in the event of the loss of a major supplier, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. We have a significant focus on perishable products, sales of which accounted for approximately 37% of our net sales for each of our fiscal years 2017 and 2016, and rely on various suppliers to provide and deliver our perishable product inventory on a continuous basis. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply or increase the price of fresh produce.

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

        An increase in sales of our private label products may also adversely affect sales of branded products, which may, in turn, adversely affect our relationship with our suppliers. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, financial condition and operating results.

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

        We believe our continued success depends on our ability to maintain and extend the value of our Smart & Final, Smart & Final Extra! and Cash & Carry Smart Foodservice brands. Maintaining, promoting and positioning our brands and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in governmental investigations, litigation or adverse publicity. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity.

The current geographic concentration of our stores and net sales creates an exposure to local or regional downturns or catastrophic occurrences.

        As of December 31, 2017, we operated 244 Smart & Final stores in California, representing 94% of our total Smart & Final stores and accounting for 95% of Smart & Final banner sales in fiscal year 2017. Also, as of December 31, 2017, we operated 47 Cash & Carry Smart Foodservice stores in the Pacific Northwest (Washington, Oregon and Idaho), representing 75% of our total Cash & Carry Smart Foodservice stores and accounting for 76% of Cash & Carry Smart Foodservice banner sales in fiscal year 2017. In addition, we source a significant portion of our produce from California.

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

        As an example, Unified Grocers is the primary supplier of dry grocery and perishable products to our Cash & Carry Smart Foodservice stores, accounting for approximately 81% of our product requirements (measured at cost) for our Cash & Carry Smart Foodservice stores for fiscal years 2017 and 2016. Since 1998, we have operated under a distribution arrangement with Unified Grocers. If our distribution arrangement with Unified Grocers was cancelled or Unified Grocers was unwilling or unable to supply our stores with dry grocery or perishable products, we could experience disruptions to our operations and incur unexpected expenses associated with finding one or more alternative suppliers or utilizing our own infrastructure to replace the products provided to and services performed for us by Unified Grocers.

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

        We distribute our products through seven distribution centers in California. The operations of five of these distribution centers are outsourced to third parties. See "Item 2—Properties." We also maintain relationships with numerous common carriers. Any significant interruption in the operation of our distribution center infrastructure, such as disruptions due to fire, severe weather or other catastrophic events, power outages, labor disagreements or shipping problems, driver shortages, or any disruption or cancellation of our contractual relationships with the third party operators of our distribution centers, could adversely affect our ability to distribute products to our stores. Such interruptions could result in lost sales and a loss of customer loyalty to our brands. While we maintain business interruption and property insurance, if the operation of our distribution centers were interrupted for any reason causing delays in shipment of products to our stores, our insurance may not be sufficient to cover losses we experience, which could adversely affect our business, financial condition and operating results.

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

        As of December 31, 2017, we had 11,864 employees. 202 of our employees, all of whom work in certain Cash & Carry Smart Foodservice stores, are members of the Teamsters and are covered by a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The unionization of a more significant portion of our workforce, particularly at our Company-operated distribution centers and Smart & Final stores, could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and operating results.

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

        We sponsor one single-employer qualified defined benefit pension plan (the "Single-Employer Plan"), which, with limited exceptions, was frozen in 2008 with respect to new participants. In addition, we participate through our Cash & Carry Smart Foodservice operations in one multiemployer qualified defined benefit pension plan, the Western Conference of Teamsters Pension Plan (the "Multiemployer Plan"), on behalf of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. Neither the Single-Employer Plan nor the Multiemployer Plan are fully funded based on standards provided by the Pension Benefit Guaranty Corporation (the "PBGC"), in part due to increases in the costs of benefits provided or paid under the plans as well as lower returns on plan assets. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates may result in increased future funding contributions by us and, with respect to the Multiemployer Plan, other participating employers.

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

The minimum wage rate and cost of providing employee benefits continues to increase and is subject to factors outside of our control.

        Certain of our employees are paid at rates related to the federal minimum wage. Many of our stores are located in states, including California, or in localities within states, where the minimum wage is greater than the federal minimum wage and receive compensation equal to that state's minimum wage. The California minimum wage increased to $11.00 per hour effective January 1, 2018. Moreover, municipalities may set minimum wages above the applicable state standards. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.

        We provide health benefits to substantially all of our full-time employees and to certain part-time employees depending on average hours worked. Though employees generally pay a portion of the cost of such benefits, our cost of providing these benefits has increased steadily over the last several years. We have experienced increases, and anticipate future increases, in the cost of health benefits, partly, but not entirely, as a result of the implementation of the Patient Protection and Affordable Care Act enacted in 2010 (the "ACA"), as well as other healthcare reform legislation which may be enacted by Congress and state legislatures, including modification to or the repeal of the ACA. Due to provisions requiring phasing-in over time, changes to our healthcare costs structure could have a significant, negative impact on our future business. If the ACA is repealed or modified or if new legislation is passed, such action could significantly increase costs of the healthcare benefits provided to our employees, the ultimate costs of which and the potentially adverse impact to the Company and its employees cannot be quantified at this time. If we are unable to control healthcare and pension costs, we may experience increased operating costs, which may adversely affect our financial condition and operating results.

The loss of any of our executive officers could adversely affect our business.

        We are dependent upon each of our executive officers listed under "Management—Executive Officers." Losing the services of any or a significant number of such individuals could adversely affect our business, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which may cause our stock price to decline. We do not maintain key person insurance on any employee, though we are the beneficiary of life insurance policies on certain members of management for the primary purpose of funding our obligations under non-qualified benefit plans.

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

        We currently participate through one of our wholly owned subsidiaries in the operation of 15 Smart & Final stores in Northwestern Mexico through a joint venture. For fiscal years 2017 and 2016, our Mexican operations generated approximately $0.9 million and $1.5 million of our (loss) income before income taxes. Our future operating results in Mexico could be adversely affected by a variety of factors, most of which are beyond our control. These factors include political conditions and instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations and other matters in this region, now or in the future. Foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our Mexican operations and could adversely affect our financial condition and operating results. Moreover, the economy in Mexico has in the past suffered from high rates of inflation and currency devaluations, which, if they occur again, could adversely affect our financial condition and operating results. Other factors that may affect, and additional risks inherent in, our Mexican operations include:

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

        As of December 31, 2017, we had outstanding indebtedness of approximately $617.9 million (net of debt issuance costs) under our first lien term loan facility (the "Term Loan Facility") and outstanding borrowings of approximately $81.5 million (net of debt issuance costs) under our asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). See Note 4 Debt, in the accompanying notes to our audited consolidated financial statements. Our existing indebtedness and any additional indebtedness we may incur in the future could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

        The fact that a substantial portion of our cash flow from operations could be needed to make payments on our indebtedness could have important consequences, including the following:

  •
  reducing our ability to execute our growth strategy, including new store development;

  •
  affecting our ability to continue to execute our operational strategies in existing stores;

  •
  increasing our vulnerability to general adverse economic and industry conditions or increased interest rates;

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

        Moreover, for taxable years beginning after December 31, 2017, the deductibility of interest expenses on our indebtedness could be limited under the Tax Cuts and Jobs Acts (as defined below) as discussed below under "Limitations on the amount of interest expense that we may deduct could materially increase our tax liability and negatively affect an investment in our shares."

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

        Our borrowings under the Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings as of December 31, 2017 under the Term Loan Facility would increase interest expense by approximately $2.4 million per year related to such debt, and a hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Revolving Credit Facility as of December 31, 2017 would increase interest expense related to such debt by approximately $0.8 million per year, assuming the Revolving Credit Facility is fully borrowed.

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

        We have a significant amount of goodwill. As of December 31, 2017, we had goodwill of approximately $384.6 million, which represented approximately 21.3% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our two reporting units (our Smart & Final stores and our Cash & Carry Smart Foodservice stores). If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge should be recognized for the amount by which that carrying value exceeds the fair value of the reporting unit, which would adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates—Goodwill and Intangible Assets." In the fourth quarter 2017, we recorded a goodwill impairment charge of $180.0 million related to the Smart &Final stores reporting unit, see Note 3 Goodwill Impairment, in the accompanying notes to our audited consolidated financial statements.

        Determining market values using a discounted cash flow method and market comparable method requires that we make significant estimates and assumptions, including long-term projections of market metrics such as earnings multiples, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows for the discounted cash flow method, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could adversely affect our reporting units' respective fair values and result in an impairment charge. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. An impairment of a significant portion of our goodwill could adversely affect our financial condition and operating results.

Changes in tax laws, trade policies and regulations or in our operations and newly enacted laws or regulations, such as Public Law No. 115-97 (the "Tax Cuts and Jobs Act"), may impact our effective tax rate or may adversely affect our business, financial condition and operating results.

        Changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.

        On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act, which significantly changed the Internal Revenue Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense and certain executive compensation, and dramatic changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, might affect us or our business.

        Moreover, subsequent developments in tax policy or trade relations could have a material adverse effect on our business, results of operations and liquidity. If there are any adverse changes in tax laws or trade policies that result in an increase in our costs, we may not be able to adjust the prices of our products, especially in the short-term, to recover such costs, and a rise in such costs could adversely affect our business, financial condition and operating results.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 31, 2017, we operated 323 stores in eight Western U.S. states, with an additional 15 stores in Northwestern Mexico in a joint venture, as shown in the chart below:

	Smart & Final			Cash & Carry Smart Foodservice
State/Country	Extra!	Legacy	Total		Total
California	185	59	244	13	257
Washington	—	—	—	24	24
Oregon	—	—	—	19	19
Arizona	4	4	8	—	8
Nevada	5	3	8	1	9
Idaho	—	—	—	4	4
Montana	—	—	—	1	1
Utah	—	—	—	1	1

Subtotal:	194	66	260	63	323
Mexico	—	15	15	—	15

Total:	194	81	275	63	338

        We lease substantially all of our stores from unaffiliated third parties. We believe that leasing our stores allows us to deploy capital in a more focused manner on store operations, and that the resulting cost of leased occupancy is comparable to the economic cost of owned stores. Our typical store lease has an initial 15 to 20 year term with renewal options of 5 to 19 years. For stores with expiring leases, we expect that we will be able to renegotiate these leases or relocate our stores as necessary on acceptable terms. We believe our portfolio of long-term leases is a valuable asset supporting our retail operations, but we do not believe that any individual store property is material to our financial condition or operating results.

        As of December 31, 2017, we leased five distribution centers and our corporate office in Commerce, California from unaffiliated third parties. Our other two distribution centers are owned or leased by third parties. Information about such facilities is set forth in the table below:

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

        We are engaged in various other legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from our business activities. We do not believe that the ultimate resolution of these pending claims will have a material adverse effect on our business, financial condition, results of operations or cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to the Company, and any such adverse outcome could have a material adverse effect on its business, financial condition, results of operations or cash flows.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Our common stock began trading publicly on the NYSE under the symbol "SFS" on September 24, 2014. As of December 31, 2017, there were approximately 413 registered holders of our common stock and the closing price per share of the common stock as listed on the NYSE composite tape was $8.55. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE composite tape for the periods indicated.

	High	Low
First Quarter of 2017	$15.45	$10.65
Second Quarter of 2017	13.95	8.85
Third Quarter of 2017	9.70	6.60
Fourth Quarter of 2017	10.00	5.88

	High	Low
First Quarter of 2016	$18.67	$14.84
Second Quarter of 2016	16.68	13.31
Third Quarter of 2016	16.16	12.16
Fourth Quarter of 2016	15.10	11.55

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

        We did not declare or pay any dividends on our common stock during the year ended December 31, 2017.

Issuer Purchases of Equity Securities

        During the fiscal quarter ended December 31, 2017, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

        During the year ended December 31, 2017, the Company repurchased 1,322,582 shares of its common stock through open market purchases for an aggregate cost of $12.9 million. The repurchased shares are no longer deemed issued and outstanding.

        We do not have any current program to make additional repurchases of our common stock, but we may seek such authorization from our Board of Directors in response to market events or other factors.

Recent Sales of Unregistered Securities

        During the year ended December 31, 2017, we did not sell any equity securities that were not registered under the Securities Act.

Stock Performance Graph

        The line graph below compares the cumulative total stockholder return on our common stock with the S&P Retail Index ("RLX") and the S&P 500 Index ("SPI") for the period from the completion of our initial public offering (the "IPO") on September 24, 2014 through December 31, 2017. The graph assumes an investment of $100 made at the closing of trading on September 24, 2014 in (i) our common stock, (ii) the stocks comprising the RLX and (iii) the stocks comprising the SPI. All values assume reinvestment of the full amount of all dividends, if any, into additional shares of the same class of equity securities at the frequency with which dividends were paid on such securities during the applicable time period. The stock price performance included in the line graph below is not necessarily indicative of future stock price performance.

Comparison of 39 Month Cumulative Total Return*
Among Smart & Final Stores, Inc., the S&P Retail Index and the S&P 500 Index

*
Total assumes $100 invested on September 24, 2014 in our common stock or the respective index, with reinvestment of any dividends.

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

        All of the earnings per share data, share numbers, and share prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

(Dollars in thousands, except per share)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015	Fiscal Year 2014	Fiscal Year 2013
Consolidated Statement of Operations Data:
Net sales	$4,570,565	$4,341,795	$3,970,980	$3,534,244	$3,210,293
Cost of sales, buying and occupancy	3,896,897	3,712,291	3,372,120	3,006,955	2,736,357

Gross margin	673,668	629,504	598,860	527,289	473,936
Operating and administrative expenses	621,078	582,486	503,995	438,528	387,133
Goodwill impairment(1)	180,000	—	—	—	—

(Loss) income from operations	(127,410)	47,018	94,865	88,761	86,803
Interest expense, net	36,470	32,654	32,687	37,602	50,365
Loss on early extinguishment of debt(2)	—	(4,978)	(2,192)	(2,224)	(24,487)
Equity in earnings of joint venture	923	1,525	1,378	1,037	1,649

(Loss) income before income taxes	(162,957)	10,911	61,364	49,972	13,600
Income tax benefit (provision)	24,043	2,037	(23,102)	(16,854)	(5,429)

Net (loss) income	$(138,914)	$12,948	$38,262	$33,118	$8,171

Per Share Data:
Basic (loss) earnings per share	$(1.92)	$0.18	$0.52	$0.54	$0.14
Diluted (loss) earnings per share	$(1.92)	$0.17	$0.50	$0.52	$0.14
Weighted average shares outstanding—basic	72,352,102	72,727,071	73,121,964	61,455,584	57,030,099
Weighted average shares outstanding—diluted	72,352,102	78,026,159	77,141,621	63,841,118	59,387,487
Selected Operating Data:
Comparable store sales growth(3)	1.0%	–0.5%	4.5%	6.3%	4.0%
Smart & Final banner	0.7%	–0.6%	4.4%	5.0%	3.4%
Cash & Carry banner	2.4%	–0.3%	4.5%	10.0%	6.1%
Stores at end of period	323	305	276	254	240
Smart & Final banner	260	246	221	201	188
Extra! Format	194	172	127	98	69
Cash & Carry banner	63	59	55	53	52
Square feet at end of period	7,790,795	7,260,880	6,034,336	5,342,915	4,899,403
Average store size at end of period(4)	24,120	23,806	21,864	21,035	20,414
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,671	$54,235	$59,327	$106,847	$53,699
Total assets(5)	1,809,937	1,907,095	1,771,757	1,683,968	1,544,217
Long-term debt (including current portion and debt discount)	617,867	616,588	586,956	588,117	706,191
Total stockholders' equity	403,046	552,249	566,571	517,208	341,859

(1)
In the fourth quarter of fiscal year 2017, we recognized a goodwill impairment charge of $180.0 million related to our Smart & Final banner reporting unit. See Note 3, Goodwill Impairment.

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

(5)
Total assets as of the end of fiscal years 2013-2016 have been revised to correct for the immaterial error described in Note 1, Description of Business and Basis of Presentation.

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

Business Overview

        We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry Smart Foodservice stores focus primarily on business customers. As of December 31, 2017, we operated 323 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices."

        As of December 31, 2017, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, and with no membership fee requirement, in a convenient easy-to-shop format.

        Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of December 31, 2017, we operated 194 Extra! stores of which 102 represent conversions or relocations of legacy Smart & Final stores and 92 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated, in-part, by our acquisition of a dedicated perishables warehouse, the acquisition of a group of stores in fiscal year 2016, and further supported by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future banner growth plans.

        As of December 31, 2017, we also operated 63 Cash & Carry Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington,

Oregon, Northern California, Idaho, Nevada, Montana and Utah. Pricing in our Cash & Carry Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and with no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 11 new Cash & Carry Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

        In both store banners, we are actively investing in increasing online and other digital sales channels, including both direct delivery to customers through partner services and using buy online, pick up in store models. As of December 31, 2017, we offered digital sales options in over 80% of our Smart & Final banner stores and over 40% of our Cash & Carry Smart Foodservice stores.

        We believe that our "everyday low prices," unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Outlook

        We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. We plan to opportunistically continue to expand our larger legacy Smart & Final stores to our Extra! format and investing in our legacy Smart & Final stores that are not candidates for expansion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to grow our Cash & Carry Smart Foodservice store footprint.

        In addition, we plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of a number of key initiatives, including initiatives to increase net sales of perishable products in our Smart & Final stores, to increase net sales of private label products in our Smart & Final and Cash & Carry Smart Foodservice stores, and to expand our marketing programs in our Smart & Final and Cash & Carry Smart Foodservice stores. We expect each of these key initiatives, if successful, to generate increased comparable store sales and also expect our initiative to increase net sales of private label products to enhance our operating margins, as private label products have historically generated higher gross margins relative to national branded products.

Factors Affecting Our Results of Operations

Store Openings

        We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings and expansions and relocations. We also plan to opportunistically open new Cash & Carry Smart Foodservice stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Cash & Carry Smart Foodservice stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, our new stores generally have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

        Based on our experience, we expect that certain of our new Extra! stores will impact sales at our existing stores in close proximity in the short term. However, we believe that over the longer term any such sales impact will be more than offset by future sales growth and expanded market share.

Developments in Competitive Landscape

        We operate in the highly competitive U.S. food retail and foodservices industry. We compete on a combination of factors, including price, product selection, product quality, convenience, customer service, store format and location, and digital commerce options. Our principal competitors include conventional grocers such as Albertsons/Safeway and Kroger, warehouse clubs and discounters such as Costco and Aldi, mass merchandisers such as Walmart and Target, foodservice delivery companies such as Sysco and US Foods, online retailers such as Amazon, as well as other specialty stores. Some of our competitors may have greater financial or marketing resources than we do and may be able to devote greater resources to sourcing, promoting and selling their products. These competitors could use these advantages to take certain measures, including reducing prices that could adversely affect our competitive position, business, financial condition and operating results.

Pricing Strategy and Investments in "Everyday Low Prices"

        We have a commitment to "everyday low prices," which we believe positions both our Smart & Final and Cash & Carry Smart Foodservice stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Cash & Carry Smart Foodservice stores is targeted to be substantially lower than our foodservice delivery competitors, with no membership fee requirement and greater price transparency to customers and no minimum order size, and competitive with typical warehouse clubs.

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

        As of December 31, 2017, for fiscal year 2017, we had a portfolio of approximately 3,000 private label items, which represented 28% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Infrastructure Investment

        Our historical results of operations reflect the impact of our ongoing investments in infrastructure to support our growth. We continue to make significant investments in senior management, information technology systems, modernizing our supply chain systems and marketing across multiple print and digital channels. These investments include significant additions to our personnel, including experienced industry executives and management and merchandising teams to support our long-term growth objectives. We plan on continuing to make targeted investments in our infrastructure as necessary to support our growth.

Inflation and Deflation Trends

        Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of fiscal year 2015 and continuing through the first quarter of fiscal year 2017, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of fiscal year 2017, we began to experience modest inflation in some of the food and non-food products we sell. This inflation has continued through the fourth quarter of fiscal year 2017 and we expect overall inflation to continue in fiscal year 2018.

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

Equity in Earnings of Mexico Joint Venture

        Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of December 31, 2017, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Additional Week in Fiscal Year 2015

        Fiscal year 2015 consisted of 53 weeks. The 53rd week resulted in additional sales and expenses as further discussed in "Fiscal Year 2016 Compared to Fiscal Year 2015" below.

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

2017 Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. Substantially all the provisions of the Tax Cuts and Jobs Act are effective for taxable years beginning after December 31, 2017. We expect that the most significant changes that will impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment. Accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017 (see Note 9, Income Taxes, in the accompanying notes to our audited consolidated financial statements).

Basis of Presentation

        Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on December 31, 2017 and was a 52-week period ("fiscal year 2017"). Our fiscal year ended on January 1, 2017 was a 52-week period ("fiscal year 2016") and our fiscal year ended on January 3, 2016 was a 53-week period ("fiscal year 2015").

        All of the earnings per share data, share numbers, and share prices have been adjusted on a retroactive basis for all periods to reflect the 190-for-one stock split effected on September 19, 2014.

Results of Operations

        The following table contains results of operations for fiscal years 2017, 2016 and 2015.

Dollars in thousands, except per share data	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net sales	$4,570,565	$4,341,795	$3,970,980
Cost of sales, buying and occupancy	3,896,897	3,712,291	3,372,120

Gross margin	673,668	629,504	598,860
Operating and administrative expenses	621,078	582,486	503,995
Goodwill impairment	180,000	—	—

(Loss) income from operations	(127,410)	47,018	94,865
Interest expense, net	36,470	32,654	32,687
Loss on early extinguishment of debt	—	4,978	2,192
Equity in earnings of joint venture	923	1,525	1,378

(Loss) income from operations before income taxes	(162,957)	10,911	61,364
Income tax benefit (provision)	24,043	2,037	(23,102)

Net (loss) income	$(138,914)	$12,948	$38,262

Earnings per share:
Net (loss) income per share—Basic	$(1.92)	$0.18	$0.52
Net (loss) income per share—Diluted	$(1.92)	$0.17	$0.50

        The table below sets forth the components of our consolidated statements of operations as a percentage of sales.

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net sales	100.0%	100.0%	100.0%
Cost of sales, buying and occupancy	85.3%	85.5%	84.9%

Gross margin	14.7%	14.5%	15.1%
Operating and administrative expenses	13.6%	13.4%	12.7%
Goodwill impairment	3.9%	—	—

(Loss) income from operations	–2.8%	1.1%	2.4%
Interest expense, net	0.8%	0.7%	0.8%
Loss on early extinguishment of debt	0.0%	0.1%	0.1%
Equity in earnings of joint venture	0.0%	0.0%	0.0%

(Loss) income from operations before income taxes	–3.6%	0.3%	1.5%
Income tax benefit (provision)	0.6%	0.0%	–0.6%

Net (loss) income	–3.0%	0.3%	1.0%

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Sales

        Net sales for fiscal year 2017 increased $228.8 million, or 5.3%, to $4,570.6 million as compared to $4,341.8 million for fiscal year 2016. The increase in net sales was primarily attributable to the opening of 14 new Extra! stores and four new Cash & Carry Smart Foodservice stores in fiscal year 2017, as well as the opening of 33 new Extra! stores and four new Cash & Carry Smart Foodservice stores in fiscal year 2016. Non-comparable stores contributed $184.8 million and comparable stores contributed $44.0 million of the total net sales increase in our store banners.

        Comparable store sales for fiscal year 2017 increased 1.0% as compared to fiscal year 2016. This increase in comparable store sales was attributable to a 0.8% increase in comparable average transaction size and an increase in comparable transaction counts of 0.3%.

        Net sales for our Smart & Final segment increased $157.0 million, or 4.6%, to $3,557.7 million as compared to $3,400.8 million for fiscal year 2016. Of this increase in net sales, $135.2 million was primarily attributable to the 14 new Extra! stores opened in 2017 and 33 new Extra! stores opened in 2016. Comparable store sales for fiscal year 2017 for our Smart & Final segment increased 0.7% as compared to fiscal year 2016, driven by a 0.3% increase in comparable transaction counts and 0.4% increase in comparable average transaction size.

        Net sales for our Cash & Carry Smart Foodservice segment increased $71.8 million, or 7.6%, to $1,012.9 million as compared to $941.0 million for fiscal year 2016. Of this increase in net sales, $49.5 million was primarily attributable to the four new Cash & Carry Smart Foodservice stores opened in 2017 and the four new Cash & Carry Smart Foodservice stores opened in 2016. Comparable store sales for fiscal year 2017 for our Cash & Carry Smart Foodservice segment increased 2.4% as compared to fiscal year 2016, attributable to a 2.7% increase in comparable average transaction size and slightly offset by a 0.3% decrease in comparable transaction counts.

Gross Margin

        Gross margin for fiscal year 2017 increased $44.2 million, or 7.0%, to $673.7 million as compared to $629.5 million in fiscal year 2016. As a percentage of sales, gross margin for fiscal year 2017 was 14.7% as compared to 14.5% in fiscal year 2016. The increase in gross margin attributable to increased sales was $33.2 million, and $11.0 million was attributable to an increase in gross margin rate. Compared to fiscal year 2016, gross margin as a percentage of sales for fiscal year 2017 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.33%, including a 0.14% increase in our Smart & Final segment and a 0.19% increase in our Cash & Carry Smart Foodservice segment) offset by higher store occupancy costs as a percentage of sales (accounting for a 0.21% increase, including a 0.13% increase in our Smart & Final segment and a 0.08% increase in our Cash & Carry Smart Foodservice segment). The increase in store occupancy costs in our Smart & Final segment was primarily due to increased building rent and depreciation costs related to our new store leases and capital spending for new and relocated stores. Warehouse and transportation costs as a percentage of sales were lower by 0.06% (including a 0.08% decrease in our Smart & Final segment offset by a 0.02% increase in our Cash & Carry Smart Foodservice segment). Buying department costs decreased 0.05% in our Smart & Final segment.

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2017 were $621.1 million as compared to $582.5 million in fiscal year 2016. As a percentage of sales, operating and administrative expenses for fiscal year 2017 were 13.6% as compared to 13.4% in fiscal year 2016. The increase in operating and administrative expenses was primarily due to $31.9 million of increased wages, fringe benefits and incentive bonus costs, $2.0 million of increased other store direct expenses, $1.8 million of increased share-based compensation expense associated with our equity compensation program, and $9.1 million of increased other costs (mainly due to $3.3 million of severance costs, $3.7 million of consulting costs, legal costs and system upgrade costs). Fiscal year 2016 operating and administrative expenses also benefited from a $1.4 million gain associated with the death benefit on a company-owned life insurance policy that supports our deferred compensation program, there was no such item in 2017. Partially offsetting these increases were $4.7 million of decreased costs associated with store closures and asset impairment charges, $1.7 million of decreased marketing costs, $0.2 million of decreased public company costs, and a $1.0 million decrease in expense associated with changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. As a percentage of sales, operating and administrative expenses for fiscal year 2017 increased 0.2% to 13.6% as compared to fiscal year 2016. Approximately 0.28% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonus costs (including 0.21% increase in our Smart & Final segment and 0.07% increase in our Cash & Carry Smart Foodservice segment), 0.03% of the increase was due to increased share-based compensation expense associated with our equity compensation program, 0.21% of the increase was due to other cost increases and 0.03% of the increase was due to loss of a 2016 gain associated with the death benefit on a company-owned life insurance policy that supports our deferred compensation program, there was no such item in 2017. Partially offsetting these increases was 0.12% decrease in other store direct expenses primarily in our Smart & Final segment, 0.09% decrease in marketing costs, 0.13% decrease in costs associated with store closures and asset impairment charges, 0.01% decrease in public company costs, and 0.04% decrease in changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan.

Goodwill Impairment

        Goodwill impairment for fiscal year 2017 was $180.0 million compared to zero in 2016. The goodwill impairment recorded in fiscal year 2017 is discussed further in the Critical Accounting Estimates section below.

Interest Expense, Net

        Interest expense was $36.5 million for fiscal year 2017 and $32.7 million for fiscal year 2016. As a percentage of sales, interest expense was 0.8% for fiscal year 2017 and 0.7% for fiscal year 2016. This increase in interest expense was primarily due to increased average debt outstanding and a slight increase in the interest rate.

Income Tax Benefit

        Our income tax benefit for fiscal year 2017 was $24.0 million as compared to an income tax benefit of $2.0 million in fiscal year 2016. Our effective income tax rate, excluding the equity in earnings of our joint venture, for fiscal year 2017 was an income tax benefit rate of 14.8% as compared to an income tax benefit rate of 21.7% in fiscal year 2016. Significant factors increasing the income tax benefit in fiscal year 2017 include the remeasurement of certain deferred tax assets and liabilities in the amount of $27.4 million and the $0.1 million of the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings. Factors leading to the income tax provision in fiscal year 2016 include excess tax benefits from the early adoption of ASU 2016-09, reversal of an uncertain tax liability related to the successful resolution of the 2012/2013 Internal Revenue Service audit and an increase in tax credits relating to the Work Opportunity Tax Credit.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2017 was $0.9 million as compared to $1.5 million in fiscal year 2016. Reported earnings in the joint venture include the effect of changes in the conversion value of the functional currency to U.S. dollars.

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales

        Net sales for fiscal year 2016 increased $370.8 million, or 9.3%, to $4,341.8 million as compared to $3,971.0 million for fiscal year 2015. The increase in net sales was primarily attributable to the opening of 33 new Extra! stores and four new Cash & Carry Smart Foodservice stores in fiscal year 2016, as well as the opening of 20 new Extra! stores and two new Cash & Carry Smart Foodservice stores fiscal year

2015. Non-comparable stores contributed $391.6 million, net of a decrease of approximately $70 million due to the extra week in fiscal year 2015. This net increase was partially offset by a comparable store sales decline of $20.8 million in our store banners.

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

        Net sales for our Cash & Carry Smart Foodservice segment increased $7.0 million, or 0.8%, to $941.0 million as compared to $934.0 million for fiscal year 2015. Of this increase in net sales, $9.8 million, net of a decrease of approximately $16 million due to the extra week in fiscal year 2015, was primarily attributable to the four new Cash & Carry Smart Foodservice stores opened in 2016 and the two new Cash & Carry Smart Foodservice stores opened in 2015. Comparable store sales for fiscal year 2016 for our Cash & Carry Smart Foodservice segment decreased 0.3% as compared to fiscal year 2015, driven by flat comparable transaction counts and a 0.3% decrease in comparable average transaction size.

Gross Margin

        Gross margin for fiscal year 2016 increased $30.6 million, or 5.1%, to $629.5 million as compared to $598.9 million in fiscal year 2015. As a percentage of sales, gross margin for fiscal year 2016 was 14.5% as compared to 15.1% in fiscal year 2015. The increase in gross margin attributable to increased sales was $55.9 million partially offset by a decrease in gross margin rate which decreased gross margin by $25.3 million. Compared to fiscal year 2015, gross margin as a percentage of sales for fiscal year 2016 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.21%, including a 0.50% increase in our Smart & Final segment partially offset by a 0.29% decrease in our Cash & Carry Smart Foodservice segment) offset by higher store occupancy costs as a percentage of sales (accounting for a 0.78% increase, including a 0.77% increase in our Smart & Final segment and a 0.01% increase in our Cash & Carry Smart Foodservice segment). The increase in store occupancy costs in our Smart & Final segment was primarily due to increased building rent and depreciation costs related to our new store leases and capital spending for new and relocated stores. Warehouse and transportation costs as a percentage of sales were flat (including a 0.04% increase in our Smart & Final segment offset by a 0.04% decrease in our Cash & Carry Smart Foodservice segment). The impact of one less week in fiscal year 2016 on gross margin rate was insignificant.

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

Partially offsetting these increases was $2.4 million of decreased public company costs, a $1.3 million gain associated with the death benefit on a company-owned life insurance policy that supports our deferred compensation program and a $1.0 million decrease in expense associated with changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. As a percentage of sales, operating and administrative expenses for fiscal year 2016 increased 0.7% to 13.4% as compared to fiscal year 2015. Approximately 0.30% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonus costs (including 0.43% increase in our Smart & Final segment partially offset by a 0.09% decrease in our Cash & Carry Smart Foodservice segment), 0.34% of the increase was due to increased other store direct expenses primarily in our Smart & Final segment, 0.06% of the increase was due to higher marketing costs (including 0.05% in our Smart & Final segment and 0.01% in our Cash & Carry Smart Foodservice segment), 0.14% of the increase was due to costs associated with store closures and asset impairment charges, and 0.04% of the increase was due to other cost increases. Partially offsetting these increases was a decrease in public company costs of 0.07%, a gain associated with the death benefit on a company-owned life insurance policy of 0.03%, and a decrease of 0.03% was due to changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan. The impact of the one less week in fiscal year 2016 on operating and administrative expense rate was insignificant.

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

Liquidity and Capital Resources

        Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under the Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. We believe that our existing cash and cash equivalents, cash anticipated to be generated by operating activities, and borrowings under the Credit Facilities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 31, 2017, we had $81.0 million drawn under our Revolving Credit Facility and $71.7 million of cash and cash equivalents.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Cash and cash equivalents at end of period	$71,671	$54,235	$59,327
Cash provided by operating activities	169,495	97,093	145,391
Cash used in investing activities	(162,587)	(153,252)	(196,616)
Cash provided by financing activities	10,528	51,067	3,705

Fiscal Year 2017 Compared to Fiscal Year 2016

Operating Activities

        Cash flows from operating activities consist of net (loss) income adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

        Cash provided by operating activities for fiscal year 2017 increased $72.4 million to $173.8 million as compared to $97.1 million for fiscal year 2016. This increase was primarily attributable to higher net income prior to the goodwill impairment charge recorded in the fourth quarter of fiscal year 2017 and decreased working capital. During fiscal year 2017, we made cash interest payments of $34.0 million and cash pension contributions of $11.7 million, as compared to cash interest payments of $29.8 million and cash pension contributions of $8.8 million during fiscal year 2016.

Investing Activities

        Cash used in investing activities increased $9.3 million to $162.6 million for fiscal year 2017 as compared to $153.3 million in fiscal year 2016. This increase was primarily attributable to a $12.4 million increase in capital expenditures for property, plant and equipment, including capitalized software, largely as a result of upgrading our information systems, partially offset by a $2.3 million reduction in payments for assets acquired in the Haggen transaction and a $0.4 million reduction in proceeds on sale of assets and a $1.2 million decrease in other investments.

Financing Activities

        Cash provided by financing activities decreased $40.5 million to $6.3 million for fiscal year 2017 as compared to $51.1 million for fiscal year 2016. This decrease was primarily attributable to $63.8 million reduction of net borrowings on our Term Loan Facility and Revolving Credit Facility, net of loan fees paid, a $1.2 million increase in payment of minimum withholding taxes on net share settlement of stock option exercises, $4.3 million of cash received from landlord related to financing lease obligations and a $0.4 million decrease of proceeds received from stock option exercises, partially offset by $20.6 million of reduction in stock repurchases.

        At December 31, 2017, we had cash and cash equivalents of $71.7 million, stockholders' equity of $403.8 million and debt, net of debt discount and debt issuance costs of $699.4 million. At December 31, 2017, we had working capital deficit of $13.8 million as compared to working capital of $33.2 million at January 1, 2017, primarily due to the adoption of ASU 2015-17 in the first quarter of 2017.

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

        During fiscal year 2017, we opened 14 new Extra! stores, as well as four new Cash & Carry Smart Foodservice stores. We currently plan to open an additional 5 new Extra! stores and 4 new Cash & Carry Smart Foodservice stores in fiscal year 2018. We estimate that the capital expenditure requirement for improvements and equipment for a new Extra! store averages $2.2 million. We estimate that the average capital expenditure requirement for a typical new Cash & Carry Smart Foodservice store is $1.6 million.

        During fiscal year 2017, we expanded five legacy Smart & Final stores to our Extra! format and relocated three legacy Smart & Final stores to new Extra! locations. We plan to continue expanding legacy Smart & Final stores to our Extra! format, including through relocations. In fiscal year 2018, we plan to relocate three legacy Smart & Final stores to new Extra! locations and expand one legacy Smart & Final stores to the Extra! format. We estimate that the average capital expenditure requirement for a typical Extra! expansion is $2.9 million.

        We plan to continue opportunistically investing in our legacy Smart & Final and older Extra! stores with store remodels. During fiscal year 2017, we did not remodel any of our legacy Smart & Final stores. In fiscal year 2018, we do not plan to remodel any of our legacy Smart & Final stores. We estimate that the average capital expenditure requirement for a typical legacy Smart & Final format remodel is $0.7 million. During fiscal year 2017, we remodeled six of our older Extra! stores and plan to remodel four older Extra! stores in fiscal year 2018. We estimate that the average capital expenditure requirement for a typical Extra! format remodel is $1.8 million.

        For fiscal year 2017, total capital expenditures, including property, plant and equipment and capitalized software, were $163.7 million net of tenant improvement allowances. We estimate total capital expenditures to be $93 million for fiscal year 2018, net of tenant improvement allowances. However, our capital program plans are subject to change upon our further review and we cannot assure you that these estimates will be realized.

        We typically enter into lease arrangements for our store properties. From time to time we may purchase a property or leasehold interest for an additional capital investment, depending on the property location and market value. Working capital investment related to a new store is approximately $0.3 million and primarily relates to inventory net of trade vendor accounts payable.

        We have various retirement plans which subject us to certain funding obligations. Our noncontributory defined benefit retirement plan covered substantially all of our full time employees prior to June 1, 2008. We froze the accruing of future benefits under this plan effective June 1, 2008. As of December 31, 2017, there were approximately 450 hourly paid employees in our distribution and transportation operations accruing future benefits under this plan. Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made cash contributions of $11.7 million in fiscal year 2017 and $8.8 million in fiscal year 2016. During fiscal year 2018, we plan to fund the total minimum required contribution of $8.8 million.

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

        As of December 31, 2017, the aggregate principal balance of amounts outstanding under our Term Loan Facility net of discount on debt issuance and debt issuance costs was $617.9 million. The term loans incurred under our Term Loan Facility have a maturity date of November 15, 2022. There is no required quarterly amortization of the principal amount. Smart & Final Stores LLC may prepay the Term Loans, in whole or in part, at any time. Mandatory prepayments are required in the amount of (i) the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility Collateral (as defined below), (ii) the net proceeds of the incurrence of indebtedness to the extent such indebtedness is not permitted under the terms of the Term Loan Facility and (iii) a percentage of annual "excess cash flow," as adjusted by voluntary prepayments.

        The Revolving Credit Facility provides for up to $200.0 million of borrowings (including up to $65.0 million for the issuance of letters of credit), subject to certain borrowing base limitations. Subject to certain conditions, we may increase the commitments under the Revolving Credit Facility by up to $100.0 million. The Revolving Credit Facility has a maturity date of July 19, 2021. As of December 31, 2017, we had $81.0 million outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit were $36.2 million. After giving effect to borrowings under the Revolving Credit Facility and outstanding letters of credit, we had $82.8 million of availability under the Revolving Credit Facility as of December 31, 2017.

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

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when a covenant trigger event has occurred and is continuing. If such a covenant trigger event has occurred and is continuing, Smart & Final Stores LLC is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. A covenant trigger event shall have occurred any time that availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10.0% of the line cap (the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect) (the "Trigger Threshold"). Once commenced, a covenant trigger event shall be deemed to continue until such time as availability equals or exceeds the Trigger Threshold for 20 consecutive days. As of December 31, 2017, no trigger event has occurred.

Contractual Obligations

        The following table sets forth our future payments due by period of our contractual obligations as of December 31, 2017, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$706,000	$81,000	$—	$625,000	$—
Interest on long-term debt	176,293	25,123	72,630	78,540	—
Promissory note	1,775	1,775	—	—	—
Operating leases	1,462,572	135,799	262,660	224,543	839,570
Financing lease obligations	17,840	1,098	2,196	2,229	12,317

Total contractual obligations	$2,364,480	$244,795	$337,486	$930,312	$851,887

        The primary changes in our contractual obligations as of December 31, 2017 as compared to our contractual obligations as of January 1, 2017 relate to additional operating leases, financing leases and a promissory note entered into during fiscal year 2017 primarily related to our new store growth. See Note 4, Debt, for additional information on our promissory note.

        The interest payments on our Term Loan Facility outstanding as of December 31, 2017 incorporate the effect of the interest rate swap, which effectively converts the variable rate of the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, for additional information on our interest requirements and interest rate swap contract.

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

        We have a contractual obligation under our supply agreement with Unified Grocers, who was acquired by SuperValu Inc. in June 2017, to purchase a minimum amount of food and related items during any twelve-month period covered by the agreement. This contractual obligation does not exceed our expected requirements over any twelve-month period covered by the agreement. This agreement expires in December 2018. The related amounts are not included in the above table.

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

Off Balance Sheet Arrangements

        As of December 31, 2017, we had no off-balance sheet arrangements.

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in our Cash & Carry Smart Foodservice operations. At the end of fiscal year 2017 and fiscal year 2016, there were 214 and 214 union employees covered under this plan, respectively. Our employer contributions and corresponding pension expense for this plan was $1.5 million for fiscal year 2017 and $1.4 million for fiscal year 2016.

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

        The Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955, pursuant to which the Teamsters Plan was established, provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised us that the minimum funding requirements of ERISA are being met as of January 1, 2017 (based on the most recent information available).

        As of January 1, 2017, the Teamsters Plan actuarial present value of accumulated plan benefits was $42,566.8 million and the actuarial value of assets for funding the standard account was $38,840.9 million, resulting in a funded percentage of 91.2%. The Teamsters Plan covered approximately 572,000 participants as of January 1, 2017. Approximately 1,460 employers participate in the Teamsters Plan and total employer contributions for the plan year ended January 1, 2017 totaled $1,705.6 million.

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

        Beginning in the second quarter of fiscal year 2015 and continuing through the end of fiscal year 2016, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted our sales growth. We estimate that the applicable deflation rate for fiscal year 2016 was approximately 1.7%. Beginning in the second quarter of fiscal year 2017 we began to experience inflation and have been passing that through to customers. We estimate that for fiscal year 2017 on average there was 0.7% inflation.

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

        We evaluate goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. We have designated our reporting units to be our Smart & Final banner and our Cash & Carry Smart Foodservice banner. We determine the fair value of the reporting units using a combination of the income approach methodology of valuation that utilizes the discounted cash flow method as well as other generally accepted valuation methodologies including the market comparable and market transaction methods.

        Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and market transaction data in determining market values. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. We also evaluate the market capitalization of the Company in corroborating the reasonableness of the underlying reporting unit valuations. In the fourth quarter of fiscal year 2017, we completed our quantitative assessment of potential goodwill impairment and concluded that the fair value of the Cash & Carry Smart Foodservice reporting unit exceeded its carrying value, by over 109%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis for the Cash & Carry Smart Foodservice reporting unit would not result in an indication that the reporting unit's goodwill may be impaired. In the fourth quarter of fiscal year 2017, we also completed our quantitative assessment of potential goodwill impairment associated with the Smart & Final reporting unit and concluded that the fair value fell short of its carrying value, resulting in a goodwill impairment charge of $180.0 million. This is discussed further in Note 3, Goodwill Impairment, in the accompanying notes to our audited consolidated financial statements.

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

        Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We recorded a pre-tax impairment loss related to property, plant and equipment of $1.7 million, $1.2 million and $1.4 million for our fiscal years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively, and a pre-tax impairment loss related to capitalized software of $0.1 million in our fiscal year ended December 31, 2017 and $0.1 million in our fiscal year ended January 1, 2017, as discussed further in Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our audited consolidated financial statements.

Income Taxes

        Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and Mexico.

        Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluation future taxable income, including three years of cumulative operation income (loss). Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion or all of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods. Accordingly, significant accounting judgment is required in our assessment of deferred tax assets and valuation allowances when determining the provision for income taxes and related accruals.

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

        We have recorded self-insurance accruals of $59.2 million and $51.7 million as of December 31, 2017 and January 1, 2017, respectively related to our workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $13.3 million and $11.7 million as of December 31, 2017 and January 1, 2017, respectively related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program.

We have also recorded a corresponding insurance recovery receivable of $13.3 million and $11.7 million as of December 31, 2017 and January 1, 2017, respectively, from our third-party insurance carriers related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program.

        We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our self-insured liabilities at December 31, 2017, excluding the risk in excess of certain dollar limits related to self-insured program with our third-party insurance carriers, would have affected pre-tax loss by approximately $2.3 million for fiscal year 2017. Historically, periodic adjustments to our estimates have not been material.

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

        Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at December 31, 2017 would have affected pre-tax loss by approximately $0.4 million for fiscal year 2017.

Retirement Benefit Plans and Postretirement Benefit Plans

        Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans' funded status as of our fiscal year end date.

        The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2017, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 31, 2017. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, supplemental executive retirement plan ("SERP") and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

        We determine the discount rate using current investment yields on high quality fixed income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate used to determine benefit obligations for our defined benefit pension plan as of December 31, 2017 was 3.75%. The discount rate used to determine benefit obligations under our SERP as of December 31, 2017 was 3.19%. The discount rate used to determine benefit obligations under our postretirement benefit plan as of December 31, 2017 was 3.70%.

        We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long term return. For fiscal year 2017, the Company's assumed rate of return for our defined benefit pension plan was 6.75%.

        Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/– 50 bps	$(20,886)/$23,799	$(40)/$414
Expected long-term return on plan assets	+/– 50 bps	—	(858)858
SERP:
Discount rate	+/– 50 bps	(1,316)/1,416	108/547
Postretirement benefit plan:
Discount rate	+/– 50 bps	(1,119)/1,251	(7)/6

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

Interest Rate Market Risk

        Based on our variable rate debt balance as of December 31, 2017, a 1% increase in interest rates would increase our annual interest cost by approximately $4.8 million. This impact reflects any offset from our current hedging activities. If the interest rate were to decrease 1%, this would decrease our annual interest cost by approximately $4.8 million.

Foreign Currency Exchange Rate Market Risk

        We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $15.4 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Smart & Final Stores, Inc. and Subsidiaries (the Company) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the index at item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2002.
Los Angeles, California
March 15, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

        We have audited Smart & Final Stores, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Smart & Final Stores, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and January 1, 2017, and the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and financial statement schedules listed in the index at item 15(a) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Los Angeles, California
March 15, 2018

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$71,671	$54,235
Accounts receivable, less allowances of $177 and $434 at December 31, 2017 and January 1, 2017, respectively	33,019	31,809
Inventories	289,712	278,718
Prepaid expenses and other current assets	54,241	48,769
Deferred income taxes	—	22,105

Total current assets	448,643	435,636
Property, plant, and equipment:
Land	10,076	9,106
Buildings and improvements	53,965	17,351
Leasehold improvements	346,181	301,522
Fixtures and equipment	421,912	353,764
Construction in progress	8,242	12,110

	840,376	693,853
Less accumulated depreciation and amortization	338,149	249,251

	502,227	444,602
Capitalized software, net of accumulated amortization of $17,325 and $13,293 at December 31, 2017 and January 1, 2017, respectively	21,984	10,392
Other intangible assets, net	362,536	369,519
Goodwill	385,918	565,918
Equity investment in joint venture	15,380	14,366
Other assets	73,249	66,662

Total assets	$1,809,937	$1,907,095

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$245,009	$225,227
Accrued salaries and wages	36,216	31,933
Accrued expenses	100,639	82,925
Current portion of debt, less debt issuance costs	81,512	62,352

Total current liabilities	463,376	402,437
Long-term debt, less debt issuance costs	617,867	616,588
Deferred income taxes	38,095	84,578
Postretirement and postemployment benefits	127,649	121,409
Other long-term liabilities	159,904	129,834
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.001 par value;
Authorized shares—340,000,000 Issued and outstanding shares—74,120,113 and 72,930,653 at December 31, 2017 and January 1, 2017, respectively	74	73
Additional paid-in capital	506,098	500,666
Retained (deficit) earnings	(78,160)	65,093
Accumulated other comprehensive loss	(24,966)	(13,583)

Total stockholders' equity	403,046	552,249

Total liabilities and stockholders' equity	$1,809,937	$1,907,095

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net sales	$4,570,565	$4,341,795	$3,970,980
Cost of sales, buying and occupancy	3,896,897	3,712,291	3,372,120

Gross margin	673,668	629,504	598,860
Operating and administrative expenses	621,078	582,486	503,995
Goodwill impairment	180,000	—	—

(Loss) income from operations	(127,410)	47,018	94,865
Interest expense, net	36,470	32,654	32,687
Loss on early extinguishment of debt	—	4,978	2,192
Equity in earnings of joint venture	923	1,525	1,378

(Loss) income before income taxes	(162,957)	10,911	61,364
Income tax benefit (provision)	24,043	2,037	(23,102)

Net (loss) income	$(138,914)	$12,948	$38,262

Basic (loss) earnings per share	$(1.92)	$0.18	$0.52
Diluted (loss) earnings per share	$(1.92)	$0.17	$0.50
Weighted average shares outstanding:
Basic	72,352,102	72,727,071	73,121,964
Diluted	72,352,102	78,026,159	77,141,621
Comprehensive (loss) income:
Net (loss) income	$(138,914)	$12,948	$38,262
Minimum pension, SERP and postretirement benefit plan obligation adjustment, net of income tax (benefit) expense of $(4,602), $(4,908), $640, respectively	(12,444)	(7,332)	956
Derivative instruments:
Gain (loss), net of income tax (benefit) expense of $500, $230 and $(917), respectively	750	345	(1,375)
Reclassification adjustments, net of income tax (benefit) expense of $9, $10 and $(21), respectively	13	15	(32)
Foreign currency translation	298	(623)	(1,120)

Other comprehensive loss	(11,383)	(7,595)	(1,571)

Comprehensive (loss) income	$(150,297)	$5,353	$36,691

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Amounts)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings		Total
Balance at December 28, 2014	73,755,388	$74	$489,550	$32,001	$(4,417)	$517,208
Issuance of restricted stock awards	29,662	—	—	—	—	—
Forfeiture of restricted stock awards	(29,058)	—	—	—	—	—
Share-based compensation	—	—	10,003	—	—	10,003
Excess tax benefit for exercise of stock-based compensation awards	—	—	358	—	—	358
Stock option exercises	85,286	—	719	—	—	719
Vested restricted stock awards withheld on net share settlement	(44,284)	—	(694)	—	—	(694)
Tax benefit of IPO transaction costs	—	—	2,415	—	—	2,415
Net income	—	—	—	38,262	—	38,262
Stock repurchases	(7,386)	—	(47)	(82)	—	(129)
Other comprehensive loss	—	—	—	—	(1,571)	(1,571)

Balance at January 3, 2016	73,789,608	$74	$502,304	$70,181	$(5,988)	$566,571

Issuance of restricted stock awards	413,330	—	—	—	—	—
Forfeiture of restricted stock awards	(19,153)	—	—	—	—	—
Share-based compensation	—	—	9,803	—	—	9,803
Stock option exercises	1,196,162	1	4,666	—	—	4,667
Vested restricted stock awards withheld on net share settlement	(50,773)	—	(669)	—	—	(669)
Net income	—	—	—	12,948	—	12,948
Stock repurchases	(2,398,521)	(2)	(15,438)	(18,036)	—	(33,476)
Other comprehensive loss	—	—	—	—	(7,595)	(7,595)

Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249

Issuance of restricted stock awards	1,588,218	1	—	—	—	1
Forfeiture of restricted stock awards	(61,279)	—	—	—	—	—
Share-based compensation	—	—	11,560	—	—	11,560
Stock option exercises	1,147,889	1	4,228	—	—	4,229
Vested restricted stock awards withheld on net share settlement	(162,786)	—	(1,850)	—	—	(1,850)
Net loss	—	—	—	(138,914)	—	(138,914)
Stock repurchases	(1,322,582)	(1)	(8,506)	(4,339)	—	(12,846)
Other comprehensive loss	—	—	—	—	(11,383)	(11,383)

Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Operating activities
Net (loss) income	$(138,914)	$12,948	$38,262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	58,589	51,385	38,585
Amortization	39,783	35,630	30,181
Amortization of debt discount and debt issuance costs	1,908	2,511	2,780
Share-based compensation	11,560	9,803	10,003
Excess tax benefits related to share-based payments	—	—	(358)
Deferred income taxes	(20,283)	(1,469)	3,325
Equity in earnings of joint venture	(923)	(1,525)	(1,378)
Loss (gain) on disposal of property, plant, and equipment	(51)	282	(40)
Asset impairment	1,796	1,323	1,413
Goodwill impairment	180,000	—	—
Loss on early extinguishment of debt	—	4,978	2,192
Dividend from joint venture	455	769	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,988)	(2,726)	(3,637)
Inventories	(10,994)	(44,429)	(10,885)
Prepaid expenses and other assets	405	(23,962)	(1,202)
Accounts payable	19,782	31,078	9,252
Accrued salaries and wages	4,283	(1,926)	5,277
Other accrued liabilities	25,087	22,423	21,621

Net cash provided by operating activities	169,495	97,093	145,391
Investing activities
Purchases of property, plant, and equipment	(149,347)	(148,043)	(132,738)
Proceeds from disposal of property, plant, and equipment	1,858	2,265	8,104
Assets acquired in Haggen Transaction	—	(2,257)	(66,440)
Investment in capitalized software	(14,316)	(3,193)	(4,265)
Other	(782)	(2,024)	(1,277)

Net cash used in investing activities	(162,587)	(153,252)	(196,616)
Financing activities
Proceeds from exercise of stock options	4,228	4,667	719
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(1,850)	(669)	(694)
Fees paid in conjunction with debt financing	(245)	(8,500)	(1,335)
Borrowings on bank line of credit	88,000	97,000	15,000
Payments on bank line of credit	(71,000)	(38,000)	(10,000)
Cash from landlord related to financing lease obligations	4,268
Issuance of bank debt, net of issuance costs	—	30,093	—
Payments of public offering issuance costs	—	—	(214)
Excess tax benefits related to share-based payments	—	—	358
Stock repurchases	(12,873)	(33,524)	(129)

Net cash provided by financing activities	10,528	51,067	3,705

Net increase (decrease) in cash and cash equivalents	17,436	(5,092)	(47,520)
Cash and cash equivalents at beginning of period	54,235	59,327	106,847

Cash and cash equivalents at end of period	$71,671	$54,235	$59,327

Cash paid during the period for:
Interest	$33,957	$29,750	$29,462
Income taxes	2	10,448	23,729
Non-cash investing and financing activities
Software development costs incurred but not paid	$1,397	$24	$310
Construction in progress costs incurred but not paid	18,834	12,070	8,534
Property acquired through financing lease obligations	7,135	—	—

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

        The Company operates non-membership warehouse-style grocery stores under the "Smart & Final" banner in California, Arizona, and Nevada. These stores are operated through the Company's principal subsidiary, Smart & Final Stores LLC, a California limited liability company and an indirect wholly owned subsidiary of SFSI ("Smart & Final Stores"), and other related entities. Beginning in 2008, the Company began opening an expanded Smart & Final store format named "Smart & Final Extra!" ("Extra!"). At December 31, 2017, the Company operated 260 stores, including 194 Extra! format stores, under the "Smart & Final" banner.

        The Company also operates non-membership warehouse-style grocery stores in Washington, Oregon, California, Idaho, Utah, and Nevada under the "Cash & Carry Smart Foodservice" banner. At December 31, 2017, the Company operated 63 "Cash & Carry Smart Foodservice" stores.

        The Company classifies its operations into two reportable segments: "Smart & Final" and "Cash and Carry Smart Foodservice." For additional information on these segments, see Note 14, Segment Information.

        The Company's wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("SF Mexico"), is a Mexican holding company that owns 50% of a joint venture. The other 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group which is also the owner of the Calimax grocery store chain in Mexico. At December 31, 2017, this joint venture operated 15 "Smart & Final" format stores in Northwestern Mexico, similar in concept to the Company's U.S. "Smart & Final" stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("SFDN").

        The Company's 50% joint venture interest is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal year-end is reported in the consolidated balance sheets under "Equity investment in joint venture." The carrying value of the investment as of December 31, 2017 and January 1, 2017 represents undistributed earnings of the joint venture and an $8.0 million fair value purchase accounting adjustment recorded as a result of the Ares Acquisition. The "Retained earnings" on SFSI's consolidated balance sheets included earnings of SFDN of $0.9 million and $1.5 million at December 31, 2017 and January 1, 2017, respectively. As of December 30, 2012, SFDN has declared dividends of $15.4 million, representing earnings through 2011. Of the $15.4 million declared dividends, SFDN paid $0.5 million during the year ended December 31,

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

1. Description of Business and Basis of Presentation (Continued)

2017 and $0.8 million during the year ended January 1, 2017. At the end of fiscal years 2017 and 2016, the Company revalued the dividend receivable due to exchange rate fluctuations and recorded exchange gain (losses) of $0.1 million and $(0.4) million, respectively.

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

Basis of Presentation

        The accompanying consolidated financial statements present the financial position, and results of operations and cash flows of SFSI as of December 31, 2017 and January 1, 2017, and for the years ended December 31, 2017, January 1, 2017 and January 3, 2016.

        The consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

Immaterial Error Correction

        In connection with the preparation of the consolidated financial statements of the Company for the year ended December 31, 2017, an error was identified with regard to the amount of deferred tax assets established in conjunction with the purchase accounting applied to the Ares Acquisition. The error resulted in an understatement of deferred tax asset in the amount of $45.3 million and an overstatement of goodwill in the amount of $45.3 million as of the Ares Acquisition date of November 15, 2012. The error only impacted the Company's Consolidated Balance Sheet and did not have any effect on the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income, Consolidated Statement of Stockholders' Equity or Consolidated Statement of Cash Flows for the fiscal years ended December 30, 2012 through January 1, 2017. The Company evaluated the materiality of this error both qualitatively and quantitatively in accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and No. 108, Considering the Effects of Prior Year Misstatements, and concluded that the impact of this error on the Company's previously-issued consolidated financial statements was not material. However, while not material, the Company has revised in this report its previously-reported Consolidated Balance Sheet for the year ended January 1, 2017 to correct for this error reflecting the decrease in the deferred tax asset of $45.3 million, recorded as a reduction to the long-term deferred tax liability, and the reduction of goodwill in a corresponding amount of $45.3 million.

2. Summary of Significant Accounting Policies

Fiscal Years

        The Company's fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Fiscal years 2017, 2016, and 2015 ended on December 31, 2017, January 1, 2017and

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

January 3, 2016, respectively. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal years 2017 and 2016 are 52-week fiscal years. Fiscal year 2015 is a 53-week fiscal year and the fourth quarter consisted of a thirteen-week period, ending on January 3, 2016.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents. The amounts due from banks for these transactions classified as cash equivalents was $33.8 million and $28.0 million as of December 31, 2017 and January 1, 2017, respectively. The carrying amount of cash equivalents is approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

        Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from SFDN, and other items. The receivable from SFDN primarily relates to billings for the shipment of inventory product to SFDN. The following table sets forth the major components of accounts receivable for each fiscal year-end (in thousands):

	December 31, 2017	January 1, 2017
Trade	$3,081	$2,973
Vendor	24,043	20,884
SFDN	1,068	1,237
Other	4,827	6,715

Total	$33,019	$31,809

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

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates first-in, first-out ("FIFO")) or market. The Company provides for estimated

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results. The Company had reserves for inventory losses and slow-moving inventory of $9.7 million and $9.7 million as of December 31, 2017 and January 1, 2017, respectively.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable, properties held for sale and other current assets. As of December 31, 2017 and January 1, 2017, prepaid expenses and other current assets included $21.9 million and $28.7 million of income taxes receivable, respectively.

        As of December 31, 2017, the Company designated a property as held for sale in the amount of $8.4 million, with no such properties held for sale as of January 1, 2017.

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

        Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites of $3.1 million and $3.1 million at December 31, 2017 and January 1, 2017, respectively. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

        In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"), the Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores' operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements. As a result of such reviews, the Company recorded a pre-tax impairment loss of $1.7 million, $1.2 million and $1.4 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively, in the Smart & Final segment. The impairment losses were reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income.

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

        Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value. As a result of such reviews, the Company recorded a pre-tax impairment loss of $0.1 million and $0.1 million for the years ended December 31, 2017 and January 1, 2017, respectively, in the Smart & Final segment, which was reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income. The Company did not report any impairment loss for the year ended January 3, 2016.

Goodwill and Intangible Assets

        In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount and should recognize an impairment charge for the amount by which that carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. Beginning on the first day of the third quarter of fiscal year 2017, the Company elected to early adopt ASU 2017-04 on a prospective basis.

        Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates goodwill for impairment by comparing the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Cash & Carry Smart Foodservice stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit's net assets, including goodwill, exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which that carrying amount exceeds the fair value of the reporting unit.

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

        During the sixteen weeks ended October 8, 2017, the Company experienced a decline in its share price and a significant reduction in its market capitalization as a result of changed market conditions. Based on these factors, the Company concluded that an impairment trigger occurred for the Smart & Final and Cash & Carry Smart Foodservice reporting units and therefore performed interim impairment tests of goodwill. The results of the interim goodwill impairment tests indicated that the fair value of each reporting unit exceeded its carrying value, therefore, no impairment charge was necessary. Through the fourth quarter of 2017 and as of the annual impairment assessment date of December 3, 2017, the Company continued to experience a sustained decline in its share price and market capitalization from mid-2017. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company updated its short-term operating plan in the fourth quarter 2017 reflect this environment. The annual evaluation of impairment for fiscal year 2017 was performed as of December 3, 2017 resulting in a goodwill impairment charge of $180.0 million associated with the Smart & Final reporting unit (see Note 3 Goodwill Impairment). For the years ended January 1, 2017 and January 3, 2016, the Company did not recognize any goodwill impairment loss as a result of such annual evaluation.

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

        In the fourth quarter of fiscal year 2015, the Company acquired certain assets, including 33 store leases and related fixtures, equipment and liquor licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, "Haggen"). The Company recorded leasehold interests at fair value as of the acquisition dates. Acquired leasehold interests are finite-lived intangible assets amortized straight-line over their estimated useful benefit period which is typically the lease term. During the year ended January 1, 2017, leasehold interests was increased for additional acquisition-related transaction costs and adjustments of $0.4 million. Amortization expense reported within "Cost

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive (loss) income was $3.6 million, $3.6 million and $0.2 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

        The following table summarizes the components of other intangible assets, net at December 31, 2017 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
December 31, 2017
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(17,245)	49,855
Leasehold interests	55,129	(7,448)	47,681

Total finite-lived intangible assets	122,229	(24,693)	97,536

Total intangible assets	$387,229	$(24,693)	$362,536

        The following table summarizes the components of other intangible assets, net at January 1, 2017 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
January 1, 2017
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(13,886)	53,214
Leasehold interests	55,129	(3,824)	51,305

Total finite-lived intangible assets	122,229	(17,710)	104,519

Total intangible assets	$387,229	$(17,710)	$369,519

        The finite-lived intangible assets are amortized over their estimated useful benefit period and have the following weighted-average amortization periods:

Signature brands	20 years
Leasehold interests	24 years

        Signature brands are amortized on a straight-line basis. Amortization expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income was $3.4 million, $3.4 million and $3.7 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

        Amortization of the finite-lived intangible assets over the next five fiscal years is as follows (in thousands):

2018	$6,982
2019	6,976
2020	7,093
2021	6,761
2022	6,761
Thereafter	62,963

$97,536

        Finite-lived intangible assets, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. There were no indicators of impairment during the year ended December 31, 2017. As such, the Company did not recognize any impairment loss as a result of such evaluation during any of the periods presented.

Other Assets

        Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses and other miscellaneous assets. As of December 31, 2017 and January 1, 2017, other assets included a dividend receivable from SFDN to SF Mexico of $0.9 million and $1.3 million, respectively.

Accounts Payable

        The Company's banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts were $59.2 million and $56.7 million at December 31, 2017 and January 1, 2017, respectively, and are included in "Accounts payable" in the consolidated balance sheets.

Other Long-Term Liabilities

        Other long-term liabilities include primarily general liabilities, workers' compensation liabilities, liabilities for deferred compensation plan, leasehold interests, financing obligations for "build-to-suit" lease arrangements and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. At November 15, 2012, the fair value of the lease obligations was $9.8 million. As of December 31, 2017 and January 1, 2017, leasehold interests, related to Ares Acquisition, of $5.0 million and $6.6 million, net of accumulated amortization of $4.8 million and $3.2 million, respectively, are included in other long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

Lease Accounting

        Certain of the Company's operating leases provide for minimum annual payments that increase over the life of the lease. The aggregate minimum annual payments are charged to expense on a straight-line basis beginning when the Company takes possession of the property and extending over the term of the related lease. The amount by which straight-line rent expense exceeds actual lease payment requirements in the early years of the leases is accrued as deferred minimum rent and reduced in later years when the actual cash payment requirements exceed the straight-line expense. Accounting guidance for asset retirement obligation requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Due to the nature of the Company's business, its asset retirement obligation with respect to owned or leased properties is not significant.

        The Company records an asset and related financing lease obligation for the estimated construction costs under "build-to-suit" lease arrangements where it is considered, in substance, to be the owner of the building due to the Company's involvement in the building's construction. Upon occupancy and shortly thereafter, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be deemed the owner of the building, the Company will continue to account for the arrangement as a financing lease.

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

        During the year ended December 31, 2017, the Company relocated three operating stores, resulting in an asset impairment loss of $0.1 million and lease obligation expense of $0.5 million. During the year ended January 1, 2017, the Company closed eight operating stores, resulting in an asset impairment loss of $0.7 million and lease obligation expense of $2.9 million. These expenses were reported within "Operating and administrative expenses" on the accompanying consolidated statements of operations and comprehensive income.

Share-Based Compensation

        The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive (loss) income as compensation expense based on the fair value of an award over its requisite service period, taking into consideration estimated forfeiture rates.

        The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award's vesting period.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company's consolidated statements of operations and comprehensive (loss) income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this "multiple award" method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 12, Share-Based Compensation.

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

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

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

        The Company charges to expense the costs of advertising as incurred. Total advertising expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive (loss) income was $42.7 million, $44.3 million, and $37.9 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

        In the first quarter of 2017, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), prospectively to classify all deferred tax assets and liabilities as noncurrent on the consolidated balance sheet instead of separating deferred taxes into current and noncurrent amounts. As a result of the prospective adoption, prior periods were not retrospectively adjusted. The adoption has no impact on income tax benefit (provision) recognized in 2017.

Foreign Currency Translations

        The Company's joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture's assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year presented. Foreign exchange translation adjustments are included in "Accumulated other comprehensive loss," which is reflected as a separate component of stockholders' equity, in the accompanying consolidated balance sheets.

Derivative Financial Instruments

        The Company uses interest rate swaps to manage a portion of its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires every derivative instrument to be recorded in the Company's consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in "Accumulated other comprehensive loss" in the consolidated statements of stockholders' equity and recognized in the consolidated statements of operations and comprehensive loss when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

Debt Discount and Deferred Financing Costs

        Costs incurred in connection with the placement of long-term debt paid directly to the Company's lenders are treated as a debt discount. Costs incurred in connection with the placement of long-term debt paid to third parties are treated as debt issuance costs and are amortized to interest expense over the term of the related debt using the effective interest method. The Company presents capitalized debt issuance costs in its consolidated balance sheets as a direct reduction to debt.

        On November 15, 2012, debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At December 31, 2017 and January 1, 2017, the debt discount was $4.8 million and $5.7 million, respectively (net of accumulated amortization of $6.9 million and $6.0 million, respectively). See Note 4, Debt.

        On November 15, 2012, debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

expense over the terms of the underlying debt instruments using the effective interest method. At December 31, 2017 and January 1, 2017, these debt issuance costs were $3.6 million and $4.4 million, respectively (net of accumulated amortization of $8.5 million and $7.5 million, respectively).

Self-Insurance

        The Company has various insurance programs related to its risks and costs associated with workers' compensation and general liability claims. The Company has elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective program.

        The Company has recorded self-insurance accruals of $58.3 million and $51.7 million as of December 31, 2017 and January 1, 2017, respectively related to its workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $13.3 million as of December 31, 2017 related to the risk in excess of certain reinsurance dollar limits of the Company's workers compensation California self-insured program and its general liability program. The Company has also recorded a corresponding insurance recovery receivable of $13.3 million as of December 31, 2017 from its third-party insurance carriers related to such programs.

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

        Included in the aggregate accrual are amounts related to the risk in excess of certain dollar limits related to the Company's workers' compensation California self-insured program and its general liability program. The Company has also recorded a corresponding insurance recovery receivable from its third-party insurance carriers related to the risk in excess of certain reinsurance dollar limits related to such programs. The accrued obligation for these self-insurance programs and the corresponding insurance recovery receivable are included in "Other long-term liabilities" and "Other assets," respectively, in the consolidated balance sheets.

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

        The Company's debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company's first lien term loan facility (as amended, the "Term Loan Facility"), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of December 31, 2017, the carrying value of the Term Loan Facility approximates fair value

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

based upon valuations received from the administrative agent, which reflected a pricing valuation of 97.50% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $609.4 million as of December 31, 2017. The Company's estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

        The Company's consolidated financial statements also reflect its investment in Sprouts Farmers Market, Inc. ("Sprouts"), principally for the benefit of certain participants in the Company's supplemental deferred compensation plan. The investment is presented at fair market value.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model that requires an entity to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires expanded disclosures about revenue recognition. In adopting ASU 2014-09, entities may use either a full retrospective or a modified retrospective approach. ASU 2014-09 was to be effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. During 2016, the FASB issued additional clarification guidance on the new revenue recognition standard which also included certain scope improvements and practical expedients. Because the standard will impact various business processes, systems and controls

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

of the Company, a project team has been formed to evaluate and guide the implementation. The Company's operations are primarily the sale of fresh perishables and everyday grocery items, as well as foodservice, packaging and janitorial products. To date, the Company has performed a detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"). The Company's analysis of its current contracts under the new standard supports the recognition of revenue at the point of sale, consistent with its current revenue policy. Furthermore, the Company evaluated the principal versus agent considerations as it relates to certain arrangements with third parties and determined that there would be no impact to the presentation of gross or net revenue reporting. The Company will use the modified retrospective method of adoption allowed by the standards and plans to adopt the standards as of January 1, 2018. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will require organizations that lease assets, referred to as "lessees", to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-02 will materially affect its consolidated balance sheets, with no material impact to its consolidated statements of operations. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The ultimate impact of adopting ASU 2016-02 will depend on the Company's lease portfolio as of the adoption date.

        On March 9, 2016, the FASB issued ASU No. 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products ("ASU 2016-04"). ASU 2016-04 requires issuers of prepaid stored-value products redeemable for goods, services or cash at third-party merchants to derecognize liabilities related to those products for breakage, or the value of prepaid stored-value products that is not redeemed by consumers for goods, services or cash. An entity that expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product within the scope of ASU 2016-04 is required to derecognize the liability related to expected breakage in proportion to the pattern of rights expected to be exercised by the consumer only if it is probable that a significant reversal of the recognized breakage amount will not occur. If an entity does not expect to be entitled to a breakage amount, it is required to derecognize the related liability when the likelihood of a consumer exercising its remaining rights becomes remote. Entities will apply the guidance using either a modified retrospective approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption or a full retrospective approach. The guidance is effective for fiscal years beginning after December 15, 2017, and interim

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-04 will have a material impact on the Company's consolidated financial statements.

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

        In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. For public entities, the amendments in ASU 2017-07 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-07 will have a material impact on the Company's consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

2. Summary of Significant Accounting Policies (Continued)

        In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance is intended to reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award's fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect the adoption of ASU 2017-09 will have a material impact on the Company's consolidated financial statements.

        In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The new guidance amends the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity's ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The amended presentation and disclosure guidance is to be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.

3. Goodwill Impairment

        In the fourth quarter 2017, the Company conducted its annual impairment assessment of goodwill as of December 3, 2017 for its two reporting units—the Smart & Final reporting unit and the Cash & Carry Smart Foodservice reporting unit. Through the fourth quarter of 2017 and as of the annual impairment assessment date of December 3, 2017, the Company continued to experience a sustained decline in its share price and market capitalization from mid-2017. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company updated its short-term operating plan in the fourth quarter 2017 to reflect this environment. Based on these specific Company and industry factors, the Company conducted its annual quantitative assessment of potential goodwill impairment for each of the two reporting units utilizing a combination of the discounted cash flow method (income approach), and the public company peer company comparable market approach and the market transaction approach (together, the market approach).

        As a result of this quantitative assessment, the Company concluded that the fair value of the Smart & Final reporting unit fell short of its carrying value resulting in a goodwill impairment charge of $180.0 million. The Company also concluded that the fair value of the Cash & Carry Smart Foodservice reporting unit exceeded its carrying value resulting in no goodwill impairment charge.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

4. Debt

        Current portion of debt at December 31, 2017 and January 1, 2017 was as follows (in thousands):

	December 31, 2017	January 1, 2017
Revolving Credit Facility	$81,000	$64,000
Promissory Note	1,775	—
Less:
Debt issuance costs	(1,263)	(1,648)

Total current portion of debt	$81,512	$62,352

        Long-term debt at December 31, 2017 and January 1, 2017 was as follows (in thousands):

	December 31, 2017	January 1, 2017
Term Loan Facility	$625,000	$625,000
Less:
Debt issuance costs	(2,298)	(2,709)
Discount on debt issuance	(4,835)	(5,703)

Total long-term debt	$617,867	$616,588

        In conjunction with the Ares Acquisition, Smart & Final Stores LLC ("Smart & Final Stores") entered into financing arrangements effective November 15, 2012, including the Term Loan Facility and a and an asset-based lending facility (the "Revolving Credit Facility").

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

4. Debt (Continued)

        The Term Loan Facility contains a provision for quarterly amortization of principal in the amount of 0.25% of the aggregate principal amount of the term loans outstanding under the Term Loan Facility which began March 31, 2013. On September 29, 2014, the Company used the net proceeds from the IPO to repay borrowings of approximately $115.5 million under the Term Loan Facility. Quarterly amortization of the principal amount is no longer required as a result of this prepayment. Mandatory prepayments are required (i) in the amount of the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility collateral, and (ii) in the amount of certain excess cash flows, adjusted by any voluntary prepayments. The Term Loan Facility has no financial covenant requirements. The Term Loan Facility contains covenants that would restrict our ability to pay cash dividends.

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

        During the third quarter of 2016, the Company amended the Term Loan Facility (the "Fourth Amendment") to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. Consequently, during the third quarter of 2016, the Company recorded a loss on the early extinguishment of debt of $5.0 million including $2.6 million of fees paid in connection with the amendment and the write-off of $2.4 million of unamortized debt discount and debt issuance costs. The Company incurred $7.2 million of fees in connection with the Fourth Amendment. Approximately $1.2 million of these fees were recorded as debt issuance costs and approximately $3.4 million of these fees were recorded as debt discount. They are both amortized over the remaining term of the Term Loan Facility. As of December 31, 2017 and January 1, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 5.20% and 4.41%, respectively.

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

December 31, 2017

4. Debt (Continued)

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

        During the third quarter of 2016, the Company amended the Revolving Credit Facility (the "Second Amendment") to increase the committed amount to $200.0 million. Additionally, the maturity date was extended from November 15, 2017 to the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). In addition, the applicable margin ranges were reduced with respect to (i) alternate base rate loans to 0.25% to 0.50% from 0.25% to 0.75% and (ii) LIBOR rate loans to 1.25% to 1.50% from 1.25% to 1.75%. The Company incurred $1.0 million of fees in connection with the Second Amendment. All of these fees were recorded as debt issuance costs and are being amortized over the remaining term of the Revolving Credit Facility.

        At December 31, 2017 and January 1, 2017, the alternate base rate was 4.5% and 3.75%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 4.75% and of 4.00% respectively. The calculated borrowing base of the Revolving Credit Facility was $206.9 million and $196.9 million at December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017 and January 1, 2017, the amount outstanding under the Revolving Credit Facility was $81.0 million and $64.0 million, respectively.

        The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $36.2 million and $29.9 million outstanding as of December 31, 2017 and January 1, 2017, respectively. As of December 31, 2017 and January 1, 2017, the amount available for borrowing under the Revolving Credit Facility was $82.8 million and $103.0 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2017 and January 1, 2017, no trigger event had occurred.

        During the third quarter of 2017, the Company entered into a Promissory Note to purchase certain real property for $1.8 million that is financed by the seller. The promissory note bears interest at 5.00% per annum and is due in one year.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

4. Debt (Continued)

        Aggregate future principal payments of the Company's debt are as follows (in thousands):

Fiscal Year:
2018	$81,000
2019	—
2020	—
2021	—
2022	625,000

Total	$706,000

5. Derivative Financial Instruments

        On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the "Swap") to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in "Interest expense, net" in the consolidated statements of operations and comprehensive loss. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to "Accumulated other comprehensive loss" in the consolidated statements of stockholders' equity.

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

        As of December 31, 2017 and January 1, 2017, the fair value carrying amount of the Company's interest rate swaps are recorded as follows (in thousands):

	December 31, 2017	January 1, 2017
Other assets	$190	$83
Accrued expenses	—	(1,144)

Total derivatives designated as hedging instruments	$190	$(1,061)

        The following tables summarize the loss recognized in accumulated other comprehensive loss ("AOCI") and the amount of gain reclassified from AOCI into earnings for the year ended December 31, 2017 (in thousands):

	Amount of Gain Recognized in AOCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$763	$13

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

        The Company's assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at December 31, 2017
Description	Total as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$540	$540	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,497	3,497	—	—
Other assets—deferred compensation plan investment in Sprouts	2,387	2,387	—	—
Derivatives	190	—	190	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(18,938)	(2,268)	(16,670)	—

Total	$(12,324)	$4,156	$(16,480)	$—

        Level 1 Investments include money market funds of $0.5 million, market index funds of $3.5 million and an investment in Sprouts of $2.4 million with the corresponding deferred compensation liabilities of $2.3 million. The fair values of these investments are based on quoted market prices in an active market.

        Level 2 Liabilities include $16.7 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $0.2 million of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

6. Fair Value Measurements (Continued)

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

        Certain assets are measured at fair value on a nonrecurring basis, which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 2, Summary of Significant Accounting Policies—Property, Plant and Equipment, Capitalized Software and Goodwill and Intangible Assets. The fair value measurements were determined using available market capitalization rates, estimated discounted cash flows, and public company comparable market multiples data at the measurement dates. The Company classifies the measurements as Level 3.

7. Lease Obligations

        The principal real and personal properties leased by the Company include store, office and warehouse buildings and delivery and computer equipment. As of December 31, 2017, 310 of the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

7. Lease Obligations (Continued)

Company's operating stores are leased directly from third-party lessors and eight stores were on real property that is ground leased from third-party lessors. These leases had an average remaining lease term of approximately 8.97 years as of December 31, 2017. These leases generally contain renewal options, at the Company's election, and require the Company to pay costs such as real estate taxes and common area maintenance. Certain leases include rent escalation clauses or provide for rental payments in excess of the minimum based upon the store's sales levels.

        Lease expense for operating leases reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive (loss) income was $129.1 million, $123.1 million, and $98.3 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. All lease expenses were paid to third-party lessors.

        Aggregate minimum future lease payments for real property, including sale leaseback store properties, as well as equipment and other property at December 31, 2017, are as follows (in thousands):

Fiscal Year:
2018	$136,897
2019	134,380
2020	130,476
2021	119,715
2022	107,057
Thereafter	851,887

Future minimum lease payments	$1,480,412

        The Company has subtenant agreements under which it will receive rent as follows (in thousands):

2018	$2,811
2019	2,959
2020	2,568
2021	2,354
2022	1,892
Thereafter	7,455

Future minimum subtenant rent	$20,039

        During the fourth quarter of 2011, the Predecessor sold 39 store properties and one warehouse distribution facility to three different buyers. Concurrent with the sales, the Predecessor entered into 20-year operating leases with two options to extend the term for a period of 10 years each for three store properties sold, 20-year operating leases with six options to extend the term for a period of five years each for 36 store properties sold, and a 10-year operating lease with four options to extend the term for a period of five years each for one warehouse distribution facility sold. The transactions were accounted for as sale and leaseback. During the second quarter of 2012, three additional store properties were sold. Concurrent with the sales, the Predecessor entered into 25-year operating leases with five options to extend the term for a period of five years. The transactions were also accounted for

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

7. Lease Obligations (Continued)

as sale and leaseback. These leases require the Company to pay costs such as real estate taxes and repair and maintenance. Certain leases include rent escalation clauses. During 2015, two store properties were sold to two different buyers. Concurrent with the sales, the Company entered into 20-year operating leases with two options to extend the term for a period of five years, and one final extension of 59 months. During the fourth quarter of 2017, the Company executed a sale leaseback transaction for one store property. The Company had entered into a 15-year operating lease with three options to extend the term for a period of five years, and one final extension of four years.

        The future minimum lease payments under the terms of the related lease agreements at December 31, 2017, are as follows (in thousands):

Fiscal Year:
2018	$18,341
2019	18,619
2020	18,753
2021	18,800
2022	15,924
Thereafter	162,602

Future minimum lease payments	$253,039

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

        The Company has a funded noncontributory qualified defined benefit retirement plan (the "Single-Employer Plan") that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the "Pension Participants") and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the Pension Participants (the "Frozen Pension Participants") effective June 1, 2008. As of December 31, 2017, there were approximately 450 hourly paid employees in the Company's distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms (the "Active Pension Participants"). No new employees are eligible for participation in the Single Employer Plan after June 1, 2008, with the exception of eligible new hires in the Company's distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan's retirement payment provisions. The Company funds the Single-Employer Plan with contributions as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a measurement date of December 31 for the Single-Employer Plan. In 2017, the Society of Actuaries released updated mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its defined benefit retirement plan obligation as of December 31, 2017. The impact of these new mortality assumptions has resulted in a decrease to the Company's defined benefit retirement plan obligation and a decrease in future related expense.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        As of December 31, 2017, the funded status of the accumulated benefit obligation was 70.1%. The Company expects to fund a minimum required contribution of approximately $8.8 million during fiscal year 2018.

        The following tables set forth the changes in benefit obligation and plan assets of this plan for the periods below (in thousands):

	Fiscal Year 2017	Fiscal Year 2016
Change in Benefit Obligation
Benefit obligation, beginning of period	$(221,858)	$(205,393)
Service cost	(1,731)	(1,483)
Interest cost	(9,578)	(9,470)
Actuarial loss	(23,401)	(10,254)
Prior service cost	(116)	—
Benefits paid	4,696	4,742

Benefit obligation, end of period	$(251,988)	$(221,858)

	Fiscal Year 2017	Fiscal Year 2016
Change in Plan Assets
Fair value of plan assets, beginning of period	$144,493	$132,793
Actual return of plan assets, net of expenses	19,837	7,632
Employer contribution	11,700	8,810
Benefits paid	(4,696)	(4,742)

Fair value of plan assets, end of period	171,334	144,493

Funded status	(80,654)	(77,365)

Net amount recognized	$(80,654)	$(77,365)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Postretirement and postemployment benefits	$(80,654)	$(77,365)

Net amount recognized	$(80,654)	$(77,365)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Net prior service credit	$(116)	$—
Net actuarial loss	(30,761)	(17,269)

Accumulated other comprehensive loss	$(30,877)	$(17,269)

        During 2018, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal year-end (dollar amounts in thousands):

	December 31, 2017	January 1, 2017
Projected benefit obligation	$251,988	$221,858
Accumulated benefit obligation	244,560	215,953
Fair value of plan assets	171,334	144,493
Fair value of plan assets as a percentage of the projected benefit obligation	68.0%	65.1%
Fair value of plan assets as a percentage of the accumulated benefit obligation	70.1%	66.9%

        The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the periods indicated are as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Service cost component	$1,731	$1,483	$1,507
Interest cost component	9,578	9,470	9,115
Expected return on plan assets	(9,928)	(9,394)	(9,775)

Net periodic benefit cost	$1,381	$1,559	$847

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

	December 31, 2017	January 1, 2017
Discount rate	3.75%	4.30%
Rate of compensation increase	3.25	3.00

        The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated were as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Discount rate	4.30%	4.60%	4.25%
Expected long-term return on plan assets	6.75	7.00	7.25
Rate of compensation increase	3.00	2.50	2.50

        The Company determines the expected long-term rate of return on plan assets based upon recommendations from its pension plan's investment advisors and using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio and relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments can generate a greater return over the long run. Additionally, the Company monitors the mix of investments in its portfolio to ensure alignment with its expected long-term pension obligations. The Company reviews the expected long-term rate of return annually and revises it as appropriate.

        Plan assets are managed by outside investment managers or allocated to index-style funds, and rebalanced among investment alternatives periodically at the Company's direction to realign assets according to the target allocation. Investment managers allocate assets to individual investments within guidelines specified by the Company. The Company's strategy with respect to the plan asset investments has been to allocate a larger proportion to equities to achieve returns that sufficiently grow assets to cover the benefit obligations within acceptable risk parameters.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The plan asset allocation at the end of 2017 and 2016, and target allocation for 2018, in percentages, by asset category are as follows:

	Target Allocation 2018	December 31, 2017	January 1, 2017
Equity securities	60%	65%	60%
Debt securities	37	32	34
Cash and cash equivalents	3	3	6

Total	100%	100%	100%

        The following table summarizes plan assets measured at fair value on December 31, 2017 and January 1, 2017 respectively (in thousands):

December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$111,087	$83,069	$28,018	$—
Debt securities(2)	55,361	33,171	22,011	179
Cash and cash equivalents(3)	4,886	4,886	—	—

Total	$171,334	$121,126	$50,029	$179

January 1, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$87,198	$62,655	$24,543	$—
Debt securities(2)	48,927	29,159	19,319	449
Cash and cash equivalents(3)	8,368	8,368	—	—

Total	$144,493	$100,182	$43,862	$449

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

December 31, 2017

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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at January 1, 2017	$449
Actual return on plan assets:
Assets held at end of year	(2)
Assets sold during the year	—
Purchases, sales and settlements	(268)
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2017	$179

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at January 3, 2016	$472
Actual return on plan assets:
Assets held at end of year	(5)
Assets sold during the year	—
Purchases, sales and settlements	(18)
Transfers in and/or out of Level 3	—

Ending balance at January 1, 2017	$449

        The Company seeks to maximize medium- to long-term returns of overall pension plan assets with reasonable levels of investment risk. One element of controlling overall investment risk is through diversification of asset allocation, among domestic and international equity and debt instruments. The

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

plan's equity investments include foreign and domestic exchange traded equities across a range of industries and countries, but primarily in the domestic markets. The plan's debt securities are primarily invested in government and corporate issuers primarily in the domestic market.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2018	$6,879
2019	7,353
2020	7,726
2021	8,341
2022	9,127
2023 - 2027	52,097

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in its Cash & Carry Smart Foodservice operations. At December 31, 2017 and January 1, 2017, there were 202 and 214 union employees covered under this plan, respectively. The Company's employer contributions and corresponding pension expense for this plan were $1.5 million, $1.4 million and $1.4 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively.

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

        The Trust Agreement provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised the Company that the minimum funding requirements of ERISA are being met as of January 1, 2017 (based on the most recent information available).

        As of January 1, 2017, the Teamsters Plan actuarial present value of accumulated plan benefits was $42,566.8 million and the actuarial value of assets for funding the standard account was $38,840.9 million, resulting in a funded percentage of 91.2%. The Teamsters Plan covered approximately 572,000 participants as of January 1, 2017. Approximately 1,460 employers participate in the Teamsters Plan and total employer contributions for the plan year ended January 1, 2017, aggregated $1,705.6 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

Defined Contribution Plan

        The Company offers eligible employees the opportunity to participate in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the "S&F Savings Plan") confers eligibility to all of the Company's employees who have completed at least three months of service. The Company automatically enrolls newly eligible employees into the S&F Savings Plan at 5% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 100% of their eligible compensation, not exceeding $18,000 for participants under the age of 50 or $24,000 for employees at the age of 50 or over for 2017 and 2016, respectively. For eligible participants other than Active Pension Participants, the Company matched 50% of each dollar contributed up to 6% of the participant's eligible compensation during 2017 and 2016. For Active Pension Participants, the Company matched 33% of each dollar contributed up to 6% of the participant's eligible compensation during 2017 and 2016. Contributions made to the S&F Savings Plan were $7.2 million, $6.4 million and $5.4 million for the years ended December 31, 2017, January 1, 2017 and, January 3, 2016, respectively.

Deferred Compensation Plan

        The Company maintains a voluntary, contributory, nonqualified deferred compensation plan which, for each year, permits key employees and members of our board of directors to elect to defer up to 100% of their compensation for such year until retirement. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants was $19.2 million and $17.8 million at December 31, 2017 and January 1, 2017, respectively, and is included in "Other long-term liabilities" in the consolidated balance sheets. The Company has certain investments, including corporate-owned life insurance policies, which had a market value that offset the participant liabilities at each of these measurement dates.

Supplemental Executive Retirement Plan

        The Company maintains a noncontributory, nonqualified defined benefit supplemental executive retirement plan (the "SERP"), which provides supplemental income payments for certain current and former corporate officers in retirement. No new participants are allowed and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for SERP participants who remained employed by the Company was frozen, and future service or compensation increases will not adjust the SERP benefit amount. In 2017, the Society of Actuaries released revised mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its SERP obligation as of January 1, 2018. The impact of these new mortality assumptions has resulted in a decrease to the Company's SERP obligation and a decrease in future related expense.

        The liability to SERP participants was $32.5 million and $31.7 million at December 31, 2017 and January 1, 2017, respectively, and is included in "Post-retirement and post-employment benefits" in the Company's consolidated balance sheets. The Company uses a measurement date of December 31 for the SERP. To provide partial funding for the SERP, the Company invests in corporate-owned life

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

insurance policies. The cash surrender value of these policies was $21.6 million and $19.6 million at December 31, 2017 and January 1, 2017, respectively, and is included in "Other assets" in the Company's consolidated balance sheets.

        The following tables set forth the changes in benefit obligation and plan assets for each of the periods indicated (in thousands):

	Fiscal Year 2017	Fiscal Year 2016
Benefit obligation, beginning of period	$(31,721)	$(32,331)
Interest cost	(1,091)	(1,158)
Actuarial loss	(1,702)	(240)
Benefits paid	2,055	2,008

Benefit obligation, end of period	(32,459)	(31,721)

Employer contribution	2,055	2,008
Benefits paid	(2,055)	(2,008)

Fair value of plan assets, end of period	—	—

Funded status	(32,459)	(31,721)
Unrecognized net actuarial loss	3,170	1,468

Accrued benefit cost	$(29,288)	$(30,253)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Other accrued liabilities	$(2,037)	$(2,037)
Postretirement and postemployment benefits	(30,422)	(29,684)

Net amount recognized	$(32,459)	$(31,721)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Net actuarial loss	$(3,170)	$(1,468)

Accumulated other comprehensive loss	$(3,170)	$(1,468)

        During 2018, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The projected benefit obligation for this plan was $32.5 million and $31.7 million at December 31, 2017 and January 1, 2017, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The components included in the net periodic benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Interest cost component	$1,091	$1,158	$1,101

Net periodic benefit cost	$1,091	$1,158	$1,101

        The weighted-average assumptions used to determine benefit obligations at the fiscal year ends indicated are as follows:

	December 31, 2017	January 1, 2017
Discount rate	3.19%	3.55%
Rate of compensation increase	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated are as follows:

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Discount rate	3.55%	3.69%	3.42%
Rate of compensation increase	N/A	N/A	N/A

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2018	$2,105
2019	2,105
2020	2,316
2021	2,602
2022	2,602
2023 - 2027	11,267

Postretirement and Postemployment Benefit Obligations

        The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for such benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants' contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

benefit based on years of service, applicable to eligible retirees. The Company uses a measurement date of December 31 for this health care plan. In 2017, the Society of Actuaries released revised mortality tables. In consideration of these tables, the Company modified the mortality assumptions used in determining its postretirement health care plan obligation as of December 31, 2017. The impact of these new mortality assumptions has resulted in a decrease to the Company's postretirement health care plan obligation and a decrease in future related expense.

        The reconciliation of benefit obligation and plan assets for 2017 and 2016 are aggregated as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016
Change in Benefit Obligation
Benefit obligation, beginning of period	$(14,880)	$(14,827)
Service cost	(414)	(380)
Interest cost	(641)	(634)
Plan participants' contributions	(334)	(482)
Actuarial gain (loss)	(1,615)	60
Prior service cost	(122)	—
Benefits paid	984	1,383

Benefit obligation, end of period	(17,022)	(14,880)

Change in Plan Assets
Employer contribution	649	901
Plan participants' contributions	335	482
Benefits paid	(984)	(1,383)

Fair value of plan assets, end of period	—	—

Funded status	(17,022)	(14,880)

Net amount recognized	$(17,022)	$(14,880)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Other accrued liabilities	$(823)	$(936)
Postretirement and postemployment benefits	(16,199)	(13,944)

Net amount recognized	$(17,022)	$(14,880)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 31, 2017	January 1, 2017
Net prior service cost	$(122)	$—
Net actuarial (loss) gain	(127)	1,487

Accumulated other comprehensive (loss) income	$(249)	$1,487

        During 2018, no accumulated other comprehensive (loss) income is expected to be recognized as a component of net periodic benefit cost.

        The components included in the postretirement benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Service cost component	$414	$380	$389
Interest cost component	641	634	633

Net periodic benefit cost	$1,055	$1,014	$1,022

        The weighted-average discount rate used to determine benefit obligations for this plan was 3.70% and 4.20% for the years ended December 31, 2017 and January 1, 2017, respectively.

        The weighted-average discount rate used to determine net periodic benefit cost was 4.20%, 4.40% and 4.10% for the years ended December 31, 2017, January 1, 2017 and, January 3, 2016, respectively.

        For measurement purposes, the Company used the following assumptions in regard to health care cost trends:

	2017	2016	2015
Health care cost trend rate assumed for next year	7.00%	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2022	2020

        The annual rate of health care cost of covered claims is assumed to be 7.00% for 2018 and assumed to decrease by 0.25% per year beginning in 2019 until an ultimate trend rate of 5.00% is reached in 2027 and to remain at that level thereafter.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

8. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components of net periodic expense	$4	$(6)
Effect on accumulated postretirement benefit obligation	34	(49)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2018	$785
2019	809
2020	834
2021	867
2022	902
2023 - 2027	5,012

9. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2017	January 1, 2017
Deferred tax assets:
Employee benefits, including postretirement reserves	$67,158	$84,049
Net operating loss and tax credit carryforwards	8,868	7,783
Operating reserves and accruals	33,016	42,752
Inventories	2,688	3,929
Other	(7,448)	(2,517)

Total gross deferred tax assets	104,282	135,996
Valuation allowance	(2,934)	(1,501)

Total deferred tax assets	101,348	134,495
Deferred tax liabilities:
Depreciation and amortization	(50,660)	(64,380)
Intangible assets	(88,783)	(132,588)

Total deferred tax liabilities	(139,443)	(196,968)

Net deferred tax liabilities	$(38,095)	$(62,473)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

9. Income Taxes (Continued)

        The effective tax rate was 14.8% for the year ended December 31, 2017, (18.7%) for the year ended January 1, 2017, and 37.6% for the year ended January 3, 2016. Reconciliation between the federal statutory income tax rate of 35% and the effective tax rate for each year is as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Income tax at federal statutory rate	$(57,035)	$3,819	$21,477
Equity earnings not subject to U.S. tax	(323)	(534)	(482)
State income taxes, net of federal tax benefit	(322)	(276)	2,457
Federal and state tax credits	(365)	(714)	(246)
Foreign taxes, net of credits	(779)	16	(21)
Insurance proceeds and cash surrender value	(704)	(745)	288
Excess tax benefit—share-based compensation	(2,131)	(3,061)	—
Uncertain tax positions	2,663	(1,657)	—
Debt issuance costs	—	582	—
162(m) limitation	381	—	—
Goodwill impairment	63,000	—	—
Effects of U.S. tax law changes(1)	(28,854)	—	—
Other items, net	426	533	(371)

Income tax (benefit) provision	$(24,043)	$(2,037)	$23,102

(1)
Due to the Tax Cuts and Jobs Act which was enacted in December 2017, provisional mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017, and the Company's deferred tax assets and liabilities as of December 31, 2017 were remeasured from 35% to 21% at provisional amounts.

        On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses.

        For businesses, the Tax Cuts and Jobs Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction took effect on January 1, 2018. At December 31, 2017, the Company had a net deferred tax liability totaling $38.1 million. Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company's net deferred tax liability of $38.1 million was determined at December 31, 2017 based on the current enacted federal tax rate of 21%.

        In addition to the federal tax rate reduction, the Tax Cuts and Jobs Act allowed for 100% bonus depreciation on qualifying assets acquired and placed in service on or after September 27, 2017. The

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

9. Income Taxes (Continued)

Company had approximately $31 million of qualifying assets allowed for 100% bonus depreciation as of December 31, 2017.

        Further, the Tax Cuts and Jobs Act provides for a one-time "deemed repatriation" of accumulated foreign untaxed earnings for the year ended December 31, 2017. The Company has calculated the mandatory deemed repatriation tax (also called "toll charge") on its share of earnings in SF Mexico and SFDN. The estimated toll charge of $0.1 million (gross toll charge income of $3.4 million net against $3.3 million reversal of deferred tax liability for foreign taxes expensed in prior years), as included in the tax provision is based on a provisional calculation and will be updated to reflect a more refined calculation once additional financial data for the relevant measurement dates is obtained.

        On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, the Company has determined that the $28.9 million of the income tax benefit recorded in connection with the effects of U.S. tax law changes under the Tax Cuts and Jobs Act was based on provisional amounts and reasonable estimates at December 31, 2017. Any subsequent refinement and adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

        The Tax Cuts and Jobs Act has other provisions restricting use of net operating losses ("NOL") arising in taxable years beginning after December 31, 2017, changing NOL carryover period from 20 years to indefinite carry forward period, removal of exclusion of performance-based compensation under Section 162(m), limitations on deductibility of net business interest expense, etc. These provisions are effective for years beginning on or after January 1, 2018.

        The Company had $63.0 million, tax effected, of impairment on goodwill, resulting in a rate reconciliation item in the current year, as there will be no tax benefit of the pre-tax expense and no deferred was previously established for the difference between book and tax basis in goodwill.

        The significant components of the provision for income taxes are as follows (in thousands):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Current:
Federal	$(2,559)	$(2,173)	$14,352
State	(818)	1,337	5,176
Foreign	247	268	249

	(3,130)	(568)	19,777
Deferred:
Federal	(23,369)	(276)	3,897
State	2,456	(1,193)	(572)

	(20,913)	(1,469)	3,325

Total income tax (benefit) provision	$(24,043)	$(2,037)	$23,102

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

9. Income Taxes (Continued)

        At December 31, 2017, the Company had no federal net operating loss carryforwards, and approximately $14.6 million of net operating loss carryforwards for state income tax purposes, which have begun to expire in 2017.

        As of December 31, 2017, the total tax credits available were $7.7 million. These tax credits consist primarily of $4.6 million of California state tax incentive programs designed to encourage employers hiring from targeted groups. The California state tax credits will begin to expire in 2024. The remainder of the tax credits relate to foreign tax credits of $1.3 million, which will begin to expire in 2026, and general business credits of $1.8 million, which will begin to expire in 2036.

        In assessing the realizability of deferred tax assets included in the consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In accordance with this policy and the requirements of ASC 740, a valuation allowance of $2.0 million is recorded against certain California tax credits and California and Florida net operating loss carryforwards, and a full valuation allowance of $1.3 million is recorded against foreign tax credits. The net change during the year in total valuation allowance was approximately $1.8 million.

        The Company intends to leave the 2012 to 2016 undistributed income related to SFDN permanently reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in offshore assets and expectations of the future cash needs of the U.S. and foreign entities. Accordingly, other than the toll charge, the Company has not recognized any additional income tax effects.

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

	Fiscal Year 2017	Fiscal Year 2016
Balance at beginning of fiscal year	$841	$2,569
Additions based on tax positions related to current period	—	—
Additions based on tax positions related to prior periods	2,588	—
Accrued interest and penalty	75	73
Reductions due to lapse of the applicable statute of limitations	—	(1,801)

Balance at end of fiscal year	$3,504	$841

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

9. Income Taxes (Continued)

        As of December 31, 2017 and January 1, 2017, the total amounts of unrecognized tax benefits were $3.5 million and $0.8 million, respectively. If the entire liability were recognized, only $0.1 million would affect the effective tax rate.

        The Company does not anticipate any of its unrecognized tax benefits, as disclosed above, to be settled in the next 12 months; however, the Company will continue to analyze its positions. The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its income tax provision. For the years ended December 31, 2017 and January 1, 2017, approximately $0.1 million was recorded as interest and penalties.

        As of December 31, 2017, the Company is not under any federal or state examinations.

        The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

        The tax years which remain subject to examination by major tax jurisdictions as of December 31, 2017 include fiscal years 2013 through 2017 for state purposes and 2014 through 2017 for federal purposes.

10. Related Party Transactions

        As of December 31, 2017 and January 1, 2017, funds affiliated with Ares hold 0.8% and 1.1% of the outstanding loans under the Term Loan Facility, respectively, and receive payments representing their pro rata portion of such loans. In connection with the Ares Acquisition, on November 15, 2012, the Company entered into Management Services Agreements with certain affiliates of Ares Management (the "Management Services Agreements"). Each Management Services Agreement provides for reimbursement of the applicable manager's and its affiliates' out-of-pocket expenses in connection with the management services. During the years ended December 31, 2017, January 1, 2017 and January 3, 2016, fees and other expenses paid to Ares were $0.1 million, $0.2 million and $0.3 million, respectively.

11. Employment Agreements

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

11. Employment Agreements (Continued)

        On December 12, 2017, SFSI entered into an amended and restated employment agreement with Mr. Hirz, which agreement replaces and supersedes all prior employment agreements between the Company and Mr. Hirz, including the 2016 Hirz Agreement (the "Amended Employment Agreement"). The Amended Employment Agreement provides, among other provisions, for Mr. Hirz to: (a) serve as the Chief Executive Officer and President of the Company for a three-year term with automatic one-year renewals, (b) be eligible for severance benefits , with certain additional benefits if Mr. Hirz retired following July 2019 and (c) have his existing option and restricted stock agreements amended to reflect various changes resulting from a termination event. Mr. Hirz continues to be subject to the Fair Competition Agreement he previously entered into with SFSI.

12. Share-Based Compensation

2014 Incentive Plan

        Effective September 23, 2014, and in connection with the IPO, SFSI adopted the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan"), which provides for the issuance of equity-based incentive awards not to exceed 5,500,000 shares of Common Stock to eligible employees, consultants and non-employee directors in the form of stock options, restricted stock, other stock-based awards and performance-based cash awards. In addition, a number of shares of Common Stock equal to the number of shares of Common Stock underlying stock options that were previously issued under the 2012 Incentive Plan (as defined below) and that expire, terminate or are cancelled for any reason without being exercised in full will be available for issuance under the 2014 Incentive Plan. Effective May 23, 2017, and later approved by stockholders on May 23, 2017, the 2014 Incentive Plan was amended to, among other things, increase the number of shares of Common Stock available under the plan to 9,200,000.

        On May 8, 2017, the compensation committee of SFSI's board of directors (the "Committee") granted 547,206 shares of restricted stock to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest one year from May 18, 2017, these awards vest in equal tranches of one-third each year over a three-year period from dates established by the Committee.

        On May 25, 2017, the Committee granted 133,334 shares of restricted stock to the Company's Chief Executive Officer under the 2014 Incentive Plan. These awards have time-based and performance-based vesting terms as established by the Committee and set forth in the related Restricted Stock Agreement (the "Performance Goals"). The shares of restricted stock are subject to vesting upon the later of (i) the date on which the Committee certifies the Company has achieved the Performance Goals and (ii) the first and second anniversaries of the grant date (with respect to 50% of the award on each such date), in each case subject to the Chief Executive Officer's continuous employment with the Company. The Company considers the achievement of these vesting terms to be probable. If the Performance Goals are not achieved by the expiration of the performance periods, the shares of restricted stock will be forfeited.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

12. Share-Based Compensation (Continued)

        On July 27, 2017, the Committee granted 136,411 shares of restricted stock to certain management employees under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company and vest in equal tranches of one-third each year over a three-year period from dates established by the Committee.

        On November 20, 2017 and December 8, 2017, the Company granted 430,486 shares of restricted stock to certain management employees under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment. Except for the shares granted on November 20, 2017, which vest in equal tranches of one-third each year over a three-year period, these awards vest three years from December 8, 2017.

        On December 8, 2017, the Committee granted 340,781 shares of restricted stock to certain of the Company's executive officers under the 2014 Incentive Plan. These awards have time-based and performance-based vesting terms as established by the Committee and set forth in the related Restricted Stock Agreement. The shares of restricted stock are subject to vesting upon the later of (i) the date on which the Committee certifies the Company has achieved the Performance Goals and (ii) the third anniversary of the grant date, subject to these executive officers' continuous employment with the Company. The Company considers the achievement of these vesting terms to be probable. If the Performance Goals are not achieved by the expiration of the performance periods, the shares of restricted stock will be forfeited.

        During the year ended December 31, 2017, 162,786 shares of restricted stock were surrendered to the Company to cover the grantee's income tax obligations in connection with the vesting of restricted stock awards.

        The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2016	559,136	$10.86
Granted	413,330	15.55
Forfeited	(19,153)	13.70
Vested	(127,386)	12.28

Outstanding at January 1, 2017	825,927	$12.92

Granted	1,588,218	10.64
Forfeited	(61,279)	13.38
Vested	(398,262)	11.32

Outstanding at December 31, 2017	1,954,604	$11.38

        The Company recorded share-based compensation expense related to the restricted stock awards of $7.1 million, $4.5 million and $3.2 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. As of December 31, 2017, the unrecognized compensation cost was

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

12. Share-Based Compensation (Continued)

$13.6 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 2.13 years.

        On May 8, 2017, the Committee granted stock options to purchase up to a total of 814,403 shares of Common Stock to certain management employees under the 2014 Incentive Plan. These awards vest in equal installments of 25% each year over a four-year period from dates established by the Committee subject to continuous employment with the Company.

        The following table summarizes the Time-Based Option activity under the 2014 Incentive Plan for the year ended December 31, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,093,918	$12.06	8.74 years	$12,878
Granted	589,074	15.63
Forfeited	(67,247)	12.43
Exercised	(37,037)	12.00

Outstanding at January 1, 2017	2,578,708	$12.87	8.1 years	$4,137
Granted	814,403	12.90
Forfeited	(75,313)	13.09
Expired	(2,778)	12.00
Exercised	(60,476)	12.00

Outstanding at December 31, 2017	3,254,544	12.89	7.67 years	$—

Exercisable at December 31, 2017	1,312,355	$12.44	6.92 years	$—

Expected to vest after December 31, 2017	1,912,403	$13.18	8.16 years	$—

        Aggregate intrinsic value represents the difference between the closing stock price of our common stock and the exercise price of outstanding, in-the-money options. Our closing stock price as reported on NYSE as of December 29, 2017 (the last trading day of fiscal year 2017) was $8.55.

        The fair value of the Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

	Fiscal Year 2017	Fiscal Year 2016
Dividend yield	0%	0%
Expected volatility	35.60%	33.75%
Risk-free interest rates	2.05%	1.36%
Expected terms	6.26 years	6.23 years
Weighted-average fair value of options granted	$4.98	$5.51

        The expected volatility for all Time-Based Options was based on utilizing comparable peer group share price volatility adjusted for the Company's debt to equity leverage, including the effect of the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

12. Share-Based Compensation (Continued)

Ares Acquisition. The risk-free interest rate was based on the traded zero-coupon U.S. Treasury bond with a term equal to the grant's expected life. The term of the Time-Based Options was derived based on the "simplified method" calculation. The simplified method allows companies that do not have sufficient historical experience to provide a reasonable basis for an estimate to instead estimate the expected term of a "plain vanilla" option by averaging the time to vesting and the full term of the option. ("Plain vanilla" options are options with the following characteristics: (1) the options are granted at-the-money; (2) exercisability is conditional only upon performing service through the vesting date; (3) if an employee terminates service prior to vesting, the employee would forfeit the options; (4) if an employee terminates service after vesting, the employee would have a limited time to exercise the options; and (5) the options are nontransferable and non-hedgeable.) The Company periodically evaluates the applicability of using the simplified method with respect to the characteristics noted above with respect to its options and will continue to so evaluate as the Company gains historical experience. The estimated forfeiture rate of 2.0% was based on projected forfeitures primarily based on the historical experience of the Company.

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2014 Incentive Plan of $3.8 million, $3.3 million and $3.2 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. As of December 31, 2017, the unrecognized compensation cost was $4.5 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.93 years.

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

December 31, 2017

12. Share-Based Compensation (Continued)

        The following table summarizes the Time-Based Option activity under the 2012 Incentive Plan for the years ended December 31, 2017 and January 1, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	5,253,610	$6.59	7.09 years	$61,072
Granted	—	—
Forfeited	(60,496)	6.59
Exercised	(393,528)	6.66
Expired	—	—

Outstanding at January 1, 2017	4,799,586	6.58	6.10 years	$36,099
Granted	—	—
Forfeited	(20,216)	6.59
Exercised	(280,080)	6.48
Expired	(16,720)	6.59

Outstanding at December 31, 2017	4,482,570	$6.58	5.10 years	$8,809

Exercisable at December 31, 2017	4,421,922	$6.58	5.10 years	$8,690

Expected to vest after December 31, 2017	60,637	$6.59	5.30 years	$119

        The Company recorded share-based compensation expense for Time-Based Options granted under the 2012 Incentive Plan of $0.7 million, $2.0 million and $3.6 million for the years ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively. As of December 31, 2017, the unrecognized compensation cost was $0.1 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 0.21 years.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

12. Share-Based Compensation (Continued)

        The following table summarizes the Rollover Option activity for the years ended December 31, 2017 and January 1, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 3, 2016	2,700,850	$2.26	2.05 years	$43,078
Granted	—	—
Forfeited	—	—
Exercised	(765,597)	2.09
Cancelled	—
Expired	—

Outstanding at January 1, 2017	1,935,253	$2.33	1.37 years	$22,783
Granted	—	—
Forfeited	—	—
Exercised	(807,333)	2.09
Expired	—

Outstanding at December 31, 2017	1,127,920	$2.50	0.99 years	$6,827

Exercisable at December 31, 2017	1,127,920	$2.50	0.99 years	$6,827

13. Accumulated Other Comprehensive Loss

        The following table represents the changes in AOCI by each component for the years ended December 31, 2017 and January 1, 2017, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation	Total
Balance at January 3, 2016	$(3,000)	$(1,022)	$(1,966)	$(5,988)
OCI before reclassification	(7,332)	345	(623)	(7,610)
Amounts reclassified out of AOCI	—	15	—	15

Net fiscal year 2016 OCI	(7,332)	360	(623)	(7,595)

Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)
OCI before reclassification	(12,444)	750	298	(11,396)
Amounts reclassified out of AOCI	—	13	—	13

Net fiscal year 2017 OCI	(12,444)	763	298	(11,383)

Balance at December 31, 2017	$(22,776)	$101	$(2,291)	$(24,966)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

13. Accumulated Other Comprehensive Loss (Continued)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 31, 2017:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
Gains (losses) on cash flow hedges
Interest rate swaps	$22	Interest income (expense)

	22	Total before income tax
	(9)	Income tax (provision) benefit

	$13	Reclassification of adjustments, net of tax

Total reclassifications for the year	$13	Total reclassifications, net of tax

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended January 1, 2017:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive (Loss) Income
Gains (losses) on cash flow hedges
Interest rate swaps	$25	Interest income (expense)

	25	Total before income tax
	(10)	Income tax (provision) benefit

	$15	Reclassification of adjustments, net of tax

Total reclassifications for the year	$15	Total reclassifications, net of tax

14. Segment Information

        The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The "Smart & Final" business focuses on both household and business customers, and the "Cash & Carry Smart Foodservice" business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company's chief operating decision maker ("CODM") regularly reviews the operating performance of each of the store banners including measures of performance based on (loss) income from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

14. Segment Information (Continued)

        The "Corporate/Other" category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company's debt obligations, equity earnings in its joint venture, and income taxes.

        For the year ended December 31, 2017, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry Smart Foodservice	Corporate/ Other	Consolidated
Net sales	$3,557,691	$1,012,874	$—	$4,570,565
Cost of sales, distribution and store occupancy	3,020,204	868,544	8,149	3,896,897
Operating and administrative expenses	468,946	74,791	77,341	621,078
Goodwill impairment	180,000	—	—	180,000

(Loss) income from operations	$(111,459)	$69,539	$(85,490)	$(127,410)

As of December 31, 2017
Total assets	$1,742,473	$393,576	$(326,112)	$1,809,937

Intercompany receivable (payable)	$344,844	$35,646	$(380,490)	$—

Investment in joint venture	$—	$—	$15,380	$15,380

Goodwill	$181,338	$204,580	$—	$385,918

Fiscal year ended December 31, 2017
Capital expenditures	$134,317	$12,844	$16,502	$163,663

Depreciation and amortization	$85,383	$5,291	$7,698	$98,372

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

14. Segment Information (Continued)

        For the year ended January 1, 2017, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry Smart Foodservice	Corporate/ Other	Consolidated
Net sales	$3,400,755	$941,040	$—	$4,341,795
Cost of sales, distribution and store occupancy	2,894,222	808,258	9,811	3,712,291
Operating and administrative expenses	444,318	66,688	71,480	582,486

Income (loss) from operations	$62,215	$66,094	$(81,291)	$47,018

As of January 1, 2017
Total assets	$1,830,630	$347,646	$(271,181)	$1,907,095

Intercompany receivable (payable)	$353,721	$1,458	$(355,179)	$—

Investment in joint venture	$—	$—	$14,366	$14,366

Goodwill	$361,338	$204,580	$—	$565,918

Fiscal year ended January 1, 2017
Capital expenditures	$135,677	$10,074	$5,485	$151,236

Assets acquired in Haggen Transaction	$2,257	$—	$—	$2,257

Depreciation and amortization	$74,609	$3,958	$8,448	$87,015

        For the year ended January 3, 2016, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Cash & Carry Smart Foodservice	Corporate/ Other	Consolidated
Net sales	$3,036,949	$934,031	$—	$3,970,980
Cost of sales, distribution and store occupancy	2,561,035	802,115	8,970	3,372,120
Operating and administrative expenses	372,011	64,368	67,616	503,995

Income (loss) from operations	$103,903	$67,548	$(76,586)	$94,865

As of January 3, 2016
Total assets	$1,566,032	$314,549	$(108,824)	$1,771,757

Intercompany receivable (payable)	$205,705	$(24,342)	$(181,363)	$—

Investment in joint venture	$—	$—	$12,763	$12,763

Goodwill	$361,338	$204,580	$—	$565,918

Fiscal year ended January 3, 2016
Capital expenditures	$122,808	$7,616	$6,579	$137,003

Assets acquired in Haggen Transaction	$66,440	$—	$—	$66,440

Depreciation and amortization	$56,936	$3,351	$8,479	$68,766

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

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

	2017	2016	2015
Perishables	37.5%	37.0%	36.8%
Non-perishables	62.5	63.0	63.2

Total	100%	100%	100%

15. Commitments and Contingencies

Legal Actions

        On February 11, 2016, the Company received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. The Company has provided information and are cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, the Company recorded a loss related to this matter in an amount considered to be immaterial. In the second quarter of 2017, the Company recorded an additional loss related to this matter in an amount considered to be immaterial. Due to the developing status of this matter and the uncertainty of its outcome, the Company cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on its financial condition or operating results.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

17. Earnings Per Share

        Basic (loss) earnings per share represents net income for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the fiscal period. Diluted earnings per share represents net income divided by the weighted average number of shares of Common Stock outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

        A reconciliation of the numerators and denominators of the basic and diluted per share calculations is as follows (in thousands, except per share amounts):

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Net (loss) income	$(138,153)	$12,948	$38,262
Weighted average shares outstanding for basic EPS	72,352,102	72,727,071	73,121,964
Effect of dilutive securities:
Assumed exercise of time-based options and vesting of restricted stock	—	5,299,088	4,019,657
Weighted average shares and share equivalents outstanding for diluted EPS	72,352,102	78,026,159	77,141,621
Basic (loss) earnings per share:	$(1.92)	$0.18	$0.52
Diluted (loss) earnings per share:	$(1.92)	$0.17	$0.50

        Potentially dilutive securities representing 7,047,339, 923,668 and 22,158 shares of Common Stock for the year ended December 31, 2017, January 1, 2017 and January 3, 2016, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

18. Equity Method Investment

        SFSI's wholly owned subsidiary, SF Mexico, is a Mexican holding company that owns 50 percent of SFDN. The other 50 percent of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. At December 31, 2017, this joint venture operated 15 "Smart & Final" format stores in northwestern Mexico, similar in concept to the Company's U.S. stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. The Company's equity method investment in SFDN is approximately $15.4 million and $14.4 million at December 31, 2017 and January 1, 2017, respectively, which is included in "Equity investment in joint venture" in the consolidated balance sheets. Summarized financial information for SFDN is as follows (in thousands):

	2017	2016
Current assets	$18,109	$13,148
Noncurrent assets	11,246	12,211
Current liabilities	11,591	9,994
Noncurrent liabilities	2,948	2,579

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Sales	$88,326	$81,775	$80,775
Gross profit	16,286	14,989	15,284
Income from continuing operations	1,845	3,050	2,748
Net income	1,845	3,050	2,748

        Undistributed earnings of SFDN included in the Company's retained earnings were $7.3 million and $6.4 million as of December 31, 2017 and January 1, 2017, respectively.

19. Haggen Transaction

        In the fourth quarter of fiscal year 2015, Smart & Final Stores entered into Asset Purchase Agreements with Haggen whereby Smart & Final Stores agreed to acquire certain assets, including 33 store leases and related assets, of Haggen (collectively, the "Haggen Transaction"). The initial purchase price for all 33 store leases and related assets was $67.9 million, subject to certain adjustments. The Haggen Transaction closed in December 2015. During the year ended January 1, 2017, the purchase price was increased for additional acquisition-related transaction costs and adjustments of $0.5 million.

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

December 31, 2017

19. Haggen Transaction (Continued)

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

        The cash consideration paid at the closing of the Haggen Transaction was based in part on estimated closing adjustments, including an estimated adjustment (i) related to repairs to roof, building structure and mechanical systems (including HVAC, plumbing and electrical but excluding refrigeration systems) and (ii) reasonably required to bring the properties into compliance with laws applicable to conducting a retail grocery business (the "Property Condition Adjustment"). The Property Condition Adjustment, which resulted in a reduction of $3.4 million to the total cash purchase price, is subject to certain caps and floors per property and is subject to adjustment, in each case as set forth in the Asset Purchase Agreements. Any adjustment to the purchase price resulting from final agreement by the parties will be accounted for as an adjustment to the cost of the assets acquired and allocated based on their initial relative fair values. No adjustment was made to the purchase price during the year ended December 31, 2017.

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

        During the third quarter of 2016, SFSI's board of directors authorized a share repurchase program to repurchase up to $25.0 million, inclusive of commissions, of shares of Common Stock. Repurchases under this share repurchase program commenced on September 19, 2016 and occurred through August 31, 2017. The specific timing and amount of the repurchases was dependent on market conditions, applicable laws and other factors.

        During the year ended December 31, 2017, the Company repurchased 1,322,582 shares of its common stock through open market purchases for an aggregate cost of $12.9 million. The repurchased shares are no longer deemed issued and outstanding. The Company does not have any current program

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

20. Share Repurchase Program (Continued)

to make additional repurchases of its common stock, but the Company may seek such authorization from its Board of Directors in response to market events or other factors.

21. Quarterly Information (Unaudited)

        The following is a summary of the unaudited quarterly financial information for fiscal year 2017 and fiscal year 2016 (in thousands, except per share data):

Smart & Final Stores, Inc. and Subsidiaries
Summary of Quarterly Results of Operations
(Dollars in thousands, except per share amounts)

	Fiscal Year 2017
	Twelve Weeks Ended March 26, 2017	Twelve Weeks Ended June 18, 2017	Sixteen Weeks Ended October 8, 2017	Twelve Weeks Ended December 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$967,017	$1,078,287	$1,457,353	$1,067,908
Cost of sales, buying and occupancy	833.906	916,017	1,243,490	903,484

Gross margin	133,111	162,270	213,863	164,424
Operating and administrative expense	135,674	143,062	195,285	147,057
Goodwill impairment	—	—	—	180,000

(Loss) income from operations	(2,563)	19,208	18,578	(162,633)
Interest expense, net	8,174	8,335	11,229	8,732
Equity in earnings of joint venture	167	47	362	347

(Loss) income before income taxes	(10,570)	10,920	7,711	(171,018)
Income tax benefit (provision)	5,978	(3,792)	(2,605)	24,462

Net (loss) income	$(4,592)	$7,128	$5,106	$(146,556)

Basic (loss) earnings per share(a)	$(0.06)	$0.10	$0.07	$(2.03)
Diluted (loss) earnings per share(a)	$(0.06)	$0.09	$0.07	$(2.03)
Weighted average shares outstanding:
Basic	72,287,891	72,573,681	72,446,404	72,068,998
Diluted	72,287,891	76,251,510	74,253,374	72,068,998

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 31, 2017

21. Quarterly Information (Unaudited) (Continued)

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

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Smart & Final Stores, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2017	January 1, 2017
Assets
Current assets:
Cash and cash equivalents	$—	$23
Intercompany receivable	53,461	40,986
Prepaid expenses	—	—
Intercompany note	637	1,406

Total current assets	54,098	42,415
Investment in subsidiaries	380,710	537,064

Total assets	$434,808	$579,479

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$449	$485
Intercompany payable	31,313	26,745

Total current liabilities	31,762	27,230
Commitments and contingencies
Stockholders' equity:
Issued and outstanding shares—74,120,113 and 73,789,608 at December 31, 2017 and January 1, 2017, respectively	74	73
Additional paid-in capital	506,098	500,666
Retained (deficit) earnings	(78,160)	65,093
Accumulated other comprehensive loss	(24,966)	(13,583)

Total stockholders' equity	403,046	552,249

Total liabilities and stockholders' equity	$434,808	$579,479

See accompanying notes.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015
Operating and administrative expenses	$14,477	$12,903	$14,182

Loss from operations	(14,477)	(12,903)	(14,182)
Intercompany interest income, net	11	32	—

Loss before income taxes	(14,466)	(12,871)	(14,182)
Income tax benefit	8,454	8,584	5,588

Loss before equity in net income of subsidiaries	(6,012)	(4,287)	(8,594)
Equity in net income of subsidiaries, net of tax	(132,902)	17,235	46,856

Net (loss) income	(138,914)	12,948	38,262
Minimum pension obligation adjustment, net of income tax (benefit) expense of $(4,602), $(4,908) and $640, respectively	(12,444)	(7,332)	956
Derivative instruments:
Gain (loss), net of income tax (benefit) expense of $500, $(230) and $(917), respectively	750	345	(1,375)
Reclassification adjustments, net of income tax expense (benefit) of $9, $(10) and $(21), respectively	13	15	(32)
Foreign currency translation	298	(623)	(1,120)

Other comprehensive loss	(11,383)	(7,595)	(1,571)

Comprehensive (loss) income	$(150,297)	$5,353	$36,691

See accompanying notes.

CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year 2017	Fiscal Year 2016
Operating activities
Net cash used in operating activities	$(2,368)	$(3,966)
Investing activities
Dividend received from subsidiary	12,070	25,000
Issuance of note to subsidiary	(10,600)	(8,000)
Payments received from subsidiaries on note	11,370	15,594

Net cash provided by investing activities	12,840	32,594
Financing activities
Proceeds from exercise of stock options	4,228	4,667
Payment of minimum withholding taxes on net share settlement of stock option exercise	(1,849)	(669)
Stock repurchases	(12,874)	(33,524)

Net cash used in financing activities	(10,495)	(29,526)

Net decrease in cash and cash equivalents	(23)	(898)
Cash and cash equivalents at beginning of period	23	921

Cash and cash equivalents at end of period	$0	$23

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

Note 2: Guarantees and restrictions

        Smart & Final Stores LLC, a subsidiary of the Company, had $625.0 million of principal amount of long-term debt outstanding under the First Lien Term Loan Facility as of December 31, 2017. Under the terms of the First Lien Term Loan Credit Agreement dated November 15, 2012 (the "Agreement"), SF CC Intermediate Holdings, Inc. guaranteed the payment of all principal and interest. The debt includes restrictions on the ability of Smart & Final Stores LLC and its subsidiaries to incur additional liens and indebtedness, make investments, loans and advances, pay dividends and enter into sale and lease back transactions, among other restrictions. The restricted net assets of the Company's consolidated subsidiaries is approximately $193.6 million as of December 31, 2017.

SMART & FINAL STORES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	$434	$—	$(260)	$3	$177
Valuation allowance for deferred tax assets	1,501	1,812	—	(30)	3,283

	$1,935	$1,812	$(260)	$(27)	$3,460

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended January 1, 2017
Allowance for doubtful accounts	$454	$—	$(22)	$2	$434
Valuation allowance for deferred tax assets	1,306	195	—	—	1,501

	$1,760	$195	$(22)	$2	$1,935

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended January 3, 2016
Allowance for doubtful accounts	$787	$(298)	$(27)	$(8)	$454
Valuation allowance for deferred tax assets	1,014	292	—	—	1,306

	$1,801	$(6)	$(27)	$(8)	$1,760

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 31, 2017 our disclosure controls and procedures are effective.

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be contained in our definitive Proxy Statement in connection with our 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2017 (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding stock option awards, and shares remaining available for future issuance, under each of the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan") and the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan") as of December 31, 2017, the last day of our fiscal year:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2012 Incentive Plan	5,610,490	$5.76	2,838,220
2014 Incentive Plan	3,447,605	$12.89	3,438,491	(2)

Total	9,058,095	$8.47	6,276,711

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

•
Consolidated Balance Sheets

        As of December 31, 2017 and January 1, 2017

  •
  Consolidated Statements of Operations and Comprehensive (Loss) Income

        For the years ended December 31, 2017, January 1, 2017 and January 3, 2016

  •
  Consolidated Statements of Stockholders' Equity

        For the years ended December 31, 2017, January 1, 2017 and January 3, 2016

  •
  Consolidated Statements of Cash Flows

        For the years ended December 31 2017, January 1, 2017 and January 3, 2016

  •
  Notes to Consolidated Financial Statements

  (2)
  Financial statement schedules as filed in Part II, Item 8 of this Annual Report:

SCHEDULE I—Condensed Information of the Registrant
Smart & Final Stores, Inc. (Parent Company Only)
SCHEDULE II—Valuation and Qualifying Accounts
Smart & Final Stores, Inc. and Subsidiaries
Valuation and Qualifying Accounts

  (3)
  Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc.(1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc.(1)
4.1	Specimen Common Stock Certificate.(2)
10.1	SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)#
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)
10.3.1
Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, Co-Invest Option (Award No. 12-001), dated as of February 3, 2014, by and between Smart & Final Holdings, Inc. and David G. Hirz.(3)#
10.3.2
Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan, Co-Invest Option (Award No. 12-002), dated as of February 3, 2014, by and between Smart & Final Holdings, Inc. and David G. Hirz.(3)#
10.3.3	Third Amendment to Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan effective July 20, 2016 (David G. Hirz).(4)#

10.4	Amended and Restated Employment Agreement, dated as of December 12, 2017, by and among Smart & Final Stores, Inc. and David G. Hirz.*#
10.5	Form of Indemnification Agreement.(8)
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
10.13.1
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, dated as of September 23, 2014, by and between Smart & Final Stores, Inc. and David G. Hirz.(7)#
10.13.2	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)#
10.13.3	Amendment to Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)#
10.13.4
Non-Qualified Stock Option Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective September 23, 2014, by and between Smart & Final Stores, Inc. and Richard N. Phegley.(7)#

10.14	Registration Rights Agreement, dated as of September 29, 2014, by and among Smart & Final Stores, Inc., Ares Corporate Opportunities Fund III, L.P., Ares Corporate Opportunities Fund IV, L.P. and the other stockholders party thereto.(7)
10.15	Form of Restricted Stock Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(8)
10.16	Amendment to Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)#
10.17	Offer letter, dated as of February 23, 2017, by and among Smart & Final Stores, Inc. LLC and Derek Jones.*#
10.18	Executive Severance Plan, effective July 30, 2009, by and among Smart & Final Stores, Inc. and the Eligible Employees.(10)#
10.19	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective May 25, 2017 (David G. Hirz).(11)#
10.20	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective December 8, 2017 (Derek Jones).*#
10.21	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective December 8, 2017 (David G. Hirz).*#
21.1	List of subsidiaries.*
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

#
Denotes a management contract or compensatory plan or arrangement.

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

(10)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 17, 2017, and incorporated herein by reference.

(11)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 26, 2017 and incorporated herein by reference.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART & FINAL STORES, INC.
By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director Date: March 15, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director (principal executive officer) Date: March 15, 2018
By:	/s/ RICHARD N. PHEGLEY Richard N. Phegley Senior Vice President and Chief Financial Officer (principal financial officer) Date March 15, 2018
By:	/s/ RICHARD A. LINK Richard A. Link Group Vice President and Controller (principal accounting officer) Date: March 15, 2018
By:	/s/ DAVID B. KAPLAN David B. Kaplan Chairman of the Board Date: March 14, 2018

By:	/s/ NORMAN H. AXELROD Norman H. Axelrod Director Date: March 14, 2018
By:	/s/ ANDREW A. GIANCAMILLI Andrew A. Giancamilli Director Date: March 12, 2018
By:	/s/ DENNIS T. GIES Dennis T. Gies Director Date: March 14, 2018
By:	/s/ PAUL N. HOPKINS Paul N. Hopkins Director Date: March 12, 2018
By:	/s/ ELAINE K. RUBIN Elaine K. Rubin Director Date: March 13, 2018
By:	/s/ JOSEPH S. TESORIERO Joseph S. Tesoriero Director Date: March 12, 2018
By:	/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman Director Date March 14, 2018