Form 10-Q
period 2018-03-25
Smart & Final Stores, Inc.
filed 2018-05-03
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at April 30, 2018
common stock, $0.001 par value	74,426,473

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 25, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,790	$71,671
Accounts receivable, less allowances of $175 and $177 at March 25, 2018 and December 31, 2017, respectively	29,567	33,019
Inventories	287,740	289,712
Prepaid expenses and other current assets	47,926	54,241
Total current assets	421,023	448,643

Property, plant, and equipment:
Land	10,044	10,076
Buildings and improvements	54,771	53,965
Leasehold improvements	350,602	346,181
Fixtures and equipment	428,539	421,912
Construction in progress	15,428	8,242
	859,384	840,376
Less accumulated depreciation and amortization	359,988	338,149
	499,396	502,227

Capitalized software, net of accumulated amortization of $17,991 and $17,325 at March 25, 2018 and December 31, 2017, respectively	25,559	21,984
Other intangible assets, net	360,927	362,536
Goodwill	385,918	385,918
Equity investment in joint venture	15,796	15,380
Other assets	73,456	73,249
Total assets	$1,782,075	$1,809,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$220,690	$245,009
Accrued salaries and wages	31,076	36,216
Accrued expenses	107,801	100,639
Current portion of debt, less debt issuance costs	69,613	81,512
Total current liabilities	429,180	463,376

Long-term debt, less debt issuance costs	618,194	617,867
Deferred income taxes	37,793	38,095
Postretirement and postemployment benefits	127,574	127,649
Other long-term liabilities	170,235	159,904

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000 Issued and outstanding shares - 74,212,215 and 74,120,113 at March 25, 2018 and December 31, 2017, respectively	74	74
Additional paid-in capital	509,654	506,098
Retained deficit	(85,254)	(78,160)
Accumulated other comprehensive loss	(25,375)	(24,966)
Total stockholders’ equity	399,099	403,046
Total liabilities and stockholders’ equity	$1,782,075	$1,809,937

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended
	March 25, 2018	March 26, 2017

Net sales	$1,016,237	$967,017
Cost of sales, buying and occupancy	869,975	833,906
Gross margin	146,262	133,111

Operating and administrative expenses	147,430	135,674
Loss from operations	(1,168)	(2,563)

Interest expense, net	9,251	8,174
Equity in earnings of joint venture	577	167
Loss before income taxes	(9,842)	(10,570)

Income tax benefit	2,748	5,978
Net loss	$(7,094)	$(4,592)

Basic loss per share	$(0.10)	$(0.06)
Diluted loss per share	$(0.10)	$(0.06)

Weighted average shares outstanding:
Basic	72,231,171	72,287,891
Diluted	72,231,171	72,287,891

Comprehensive income:
Net loss	$(7,094)	$(4,592)
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(48) and $250, respectively	(133)	377
Reclassification adjustments, net of income tax expense (benefit) of $5 and $(1), respectively	15	(2)
Foreign currency translation	(291)	(118)
Other comprehensive (loss) income	(409)	257
Comprehensive loss	$(7,503)	$(4,335)

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twelve Weeks Ended
	March 25, 2018	March 26, 2017

Operating activities
Net loss	$(7,094)	$(4,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	13,880	12,783
Amortization	9,412	8,900
Amortization of debt discount and debt issuance costs	459	445
Share-based compensation	3,285	1,814
Deferred income taxes	(257)	284
Equity in earnings of joint venture	(577)	(167)
(Gain) loss on disposal of property, plant, and equipment	(32)	21
Asset impairment	1,425	325
Changes in operating assets and liabilities:
Accounts receivable, net	3,452	2,663
Inventories	1,972	12,020
Prepaid expenses and other assets	7,520	(11,524)
Accounts payable	(24,319)	(8,453)
Accrued salaries and wages	(5,140)	(487)
Other accrued liabilities	14,209	7,279
Net cash provided by operating activities	18,195	21,311

Investing activities
Purchases of property, plant, and equipment	(25,478)	(24,570)
Proceeds from disposal of property, plant, and equipment	33	1,785
Investment in capitalized software	(3,523)	(4,524)
Other	(19)	(55)
Net cash used in investing activities	(28,987)	(27,364)

Financing activities
Proceeds from exercise of stock options	336	2,335
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(65)	(106)
Fees paid in conjunction with debt financing	(31)	(31)
Borrowings on bank line of credit	27,000	28,000
Payments on bank line of credit	(39,000)	(22,000)
Cash received from landlord related to financing lease obligations	6,671	—
Stock repurchases	—	(5,995)
Net cash (used in) provided by financing activities	(5,089)	2,203

Net decrease in cash and cash equivalents	(15,881)	(3,850)
Cash and cash equivalents at beginning of period	71,671	54,235
Cash and cash equivalents at end of period	$55,790	$50,385

Cash paid during the period for:
Interest	$1,116	$2,340

Non-cash investing and financing activities
Software development costs incurred but not paid	$2,115	$344
Construction in progress costs incurred but not paid	14,888	11,537
Property acquired through financing lease obligations	232	—

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046
Forfeiture of restricted stock awards	(1,045)	—	—	—	—	—
Share-based compensation	—	—	3,285	—	—	3,285
Stock option exercises	101,471	—	336	—	—	336
Vested restricted stock awards withheld on
net share settlement	(8,324)	—	(65)	—	—	(65)
Net loss	—	—	—	(7,094)	—	(7,094)
Other comprehensive loss	—	—	—	—	(409)	(409)
Balance at March 25, 2018	74,212,215	$74	$509,654	$(85,254)	$(25,375)	$399,099

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Cash & Carry Smart Foodservice” banner. As of March 25, 2018, the Company operated 323 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of March 25, 2018.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 10-01 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2017 that were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2018 is, and fiscal year 2017 was, a 52-week fiscal year.

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

As of March 25, 2018, the Company designated a property as held for sale in the amount of $9.2 million.

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

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.

Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

The Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores’ operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements. As a result of such reviews, the Company recorded a pre-tax impairment loss of $1.2 million for the quarter ended March 25, 2018 in the Smart & Final segment.  The impairment loss was reported within “operating and administrative expenses” on the Company’s consolidated statements of operations and comprehensive loss.

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

As of the annual impairment assessment date of December 3, 2017, the Company continued to experience a sustained decline in its share price and market capitalization from mid-2017. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company updated its short-term operating plan in the fourth quarter 2017 to reflect this environment. The annual evaluation of impairment for fiscal year 2017 was performed as of December 3, 2017 resulting in a goodwill impairment charge of $180.0 million associated with the Smart & Final reporting unit recorded in the fourth quarter of 2017.

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

Other Long-Term Liabilities

Other long-term liabilities include primarily general liability reserves, workers’ compensation reserves, liabilities for the deferred compensation plan, leasehold interests, financing obligations for “build-to-suit” lease arrangements and other miscellaneous long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

The Company records an asset and related financing lease obligation for the estimated construction costs under “build-to-suit” lease arrangements where it is considered, in substance, to be the owner of the building due to the Company’s involvement in the building’s construction. Upon occupancy and shortly thereafter, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If the Company continues to be deemed the owner of the building, the Company will continue to account for the arrangement as a financing lease.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the statements of operations and comprehensive loss as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award’s vesting period. As share-based compensation expense recognized in the consolidated statements of operations and comprehensive loss of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s consolidated statements of operations and comprehensive loss. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 9, Share-Based Compensation.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the consolidated statements of operations and comprehensive loss on a net basis and, accordingly, are excluded from reported revenues.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company’s primary source of revenues is from the sale of products which are recognized at the point of sale, the impact on its consolidated financial statements is not material.

In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”), which amended existing accounting standards for revenue recognition. The Company adopted ASU 2016-08 in the first quarter of 2018 using the modified retrospective approach. The Company performed a detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08. The Company’s analysis of its contracts under the new standard supports the recognition of revenue at the point of sale, consistent with its current revenue policy. Furthermore, the Company evaluated the principal versus agent considerations as it relates to certain arrangements with third parties and determined that there would be no impact to the presentation of gross or net revenue reporting.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage a portion of its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity and recognized in the condensed consolidated statements of operations and comprehensive loss when the hedged items affect earnings. See Note 5, Derivative Financial Instruments.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of March 25, 2018, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 98.5% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $615.6 million as of March 25, 2018. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

The Company’s condensed consolidated financial statements reflect its investment in Sprouts Farmers Market, Inc. (“Sprouts”), through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

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

Potentially dilutive securities representing 6,266,238 shares of Common Stock for the twelve weeks ended March 25, 2018 and 5,699,439 shares of Common Stock for the twelve weeks ended March 26, 2017 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-02 will materially affect its consolidated balance sheets, with no material impact to its consolidated statements of operations. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The Company plans to use the proposed optional transition method allowed by ASU 2016-02, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption would be recorded in the opening balance sheet in the period of adoption. The Company also plans to elect to use the package of practical expedients which permits the Company to not reassess whether: a contract is or contains a lease, lease classification, and initial direct costs. The ultimate impact of adopting ASU 2016-02 will depend on the Company’s lease portfolio as of the adoption date of December 31, 2018.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  The Company does not expect the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

4. Debt

Current portion of debt at March 25, 2018 and December 31, 2017 was as follows (in thousands):

	March 25, 2018	December 31, 2017
Revolving Credit Facility	$69,000	$81,000
Promissory Note	1,775	1,775

Less:
Debt issuance costs	(1,162)	(1,263)
Total current portion of debt	$69,613	$81,512

Long-term debt at March 25, 2018 and December 31, 2017 was as follows (in thousands):

	March 25, 2018	December 31, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(2,181)	(2,298)
Discount on debt issuance	(4,625)	(4,835)
Total long-term debt	$618,194	$617,867

In conjunction with the Ares Acquisition, Smart & Final Stores LLC (“Smart & Final Stores”) entered into financing arrangements effective November 15, 2012, including the Term Loan Facility and an asset-based lending facility (the “Revolving Credit Facility”).

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

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of March 25, 2018 and December 31, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 5.19% and 5.20%, respectively.

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

At March 25, 2018 and December 31, 2017, the alternate base rate was 4.75% and 4.5%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 5.00% and 4.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $199.9 million and $206.9 million at March 25, 2018 and December 31, 2017, respectively. As of March 25, 2018 and December 31, 2017, the amount outstanding under the Revolving Credit Facility was $69.0 million and $81.1 million, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $36.2 million outstanding as of March 25, 2018 and December 31, 2017. As of March 25, 2018 and December 31, 2017, the amount available for borrowing under the Revolving Credit Facility was $94.8 million and $82.8 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 25, 2018 and December 31, 2017, no trigger event had occurred.

During the third quarter of 2017, the Company entered into a Promissory Note to purchase certain real property for $1.8 million that is financed by the seller. The Promissory Note bears interest at 5.00% per annum and is due one year from its effective date.

5. Derivative Financial Instruments

On April 15, 2013, the Company entered into a five-year interest rate swap agreement (the “Swap”) to fix the LIBOR component of interest under the Term Loan Facility at 1.7325% on a variable notional amount starting at $422.7 million and declining to $359.7 million for the period from September 30, 2014 through March 29, 2018. The Swap has been designated as a cash flow hedge against LIBOR interest rate movements and formally assessed, both at inception and at least quarterly thereafter, as to whether it was effective in offsetting changes in cash flows of the hedged item. The portion of the change in fair value attributable to hedge ineffectiveness was recorded in “Interest expense, net” in the condensed consolidated statements of operations and comprehensive loss. The portion of the change in fair value attributable to hedge effectiveness, net of income tax effects, was recorded to “Accumulated other comprehensive loss” in the condensed consolidated statements of stockholders’ equity.

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

As of March 25, 2018 and December 31, 2017, the fair value carrying amount of the Company’s interest rate swap are recorded as follows (in thousands):

	March 25, 2018	December 31, 2017
Other assets	$8	$190
Total derivatives designated as hedging instruments	$8	$190

The following table summarizes the loss recognized in accumulated other comprehensive loss (“AOCL”) and the amount of gain reclassified from AOCL into earnings for the twelve weeks ended March 25, 2018 (in thousands):

	Amount of Loss Recognized in OCI on Derivative, Net of Tax (Effective Portion)	Amount of Loss Recognized in Earnings on Derivative, Net of Tax (Ineffective Portion)
Interest rate swaps	$(118)	$15

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at March 25, 2018
Description	Total as of March 25, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$541	$541	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,464	3,464	—	—
Other assets—deferred compensation plan investment in Sprouts	2,271	2,271	—	—
Derivatives	9	—	9	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(18,237)	(2,399)	(15,838)	—
Total	$(11,952)	$3,877	$(15,829)	$—

Level 1 Investments include money market funds of $0.5 million, market index funds of $3.5 million and an investment in Sprouts of $2.3 million with the corresponding deferred compensation liabilities of $2.4 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $15.8 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets, and $9,000 of derivatives, which are interest rate hedges. The fair values of the derivatives are determined based primarily on a third-party pricing model that applies observable credit spreads to each exposure to calculate a credit risk adjustment and the inputs are changed only when corroborated by observable market data.

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

Certain assets are measured at fair value on a nonrecurring basis, which means the assets are not measured at fair value on an ongoing basis but, rather, are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). See Note 2, Summary of Significant Accounting Policies — Property, Plant and Equipment, Capitalized Software and Goodwill and Intangible Assets. The fair value measurements were determined using available market capitalization rates, estimated discounted cash flows and public company comparable market multiples data at the measurement dates. The Company classifies the measurements as Level 3.

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory qualified defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the majority of the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008.  As of March 25, 2018, there were approximately 450 hourly paid employees in the Company’s distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 25,	March 26,
	2018	2017
Service cost	$402	$381
Interest cost	1,798	1,865
Expected return on plan assets	(2,142)	(1,965)
Amortization of net actuarial loss	38	120
Net periodic benefit cost	$96	$401

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires the service cost component of net periodic benefit cost be presented in the same income statement line item as other employee compensation costs arising from services rendered during the period and other components of the net periodic benefit cost be presented separately from the line item that includes the service cost and outside of any subtotal of operating income. The Company adopted ASU 2017-07 in the first quarter of 2018 and continues to record service costs as a component of distribution costs included in cost of sales, buying and occupancy. Other components of the net periodic benefit cost are included in cost of sales, buying and occupancy and operating and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

During the twelve weeks ended March 25, 2018, the Company made a $0.4 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required total contribution of approximately $8.8 million during fiscal year 2018.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 25,	March 26,
	2018	2017
Interest cost	$231	$252
Net periodic benefit cost	$231	$252

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 25,	March 26,
	2018	2017
Service cost	$115	$115
Interest cost	138	139
Net periodic benefit cost	$253	$254

8. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act includes a number of provisions, including (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT, a new minimum tax), a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; and (7) limitations on the deductibility of certain executive compensation.

The Company’s effective tax rate for the twelve weeks ended March 25, 2018 and March 26, 2017 was 27.9% and 56.6%, respectively.  Income tax expense in the first quarter of 2018 was different than the U.S. federal statutory income tax rate of 21% primarily due to the impact of the new executive compensation limitations and state income tax expense. In 2017, the income tax expense in the first quarter of 2017 was different than the U.S. federal statutory income tax rate of 35% primarily due to state income tax expense and tax deductions related to share-based compensation.

On the enactment date of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company was able to reasonably estimate certain Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax assets and liabilities. As of March 25, 2018 the Company’s accounting for the Tax Act is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company’s federal tax return for the 2016 fiscal year is currently under examination by the Internal Revenue Service. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of March 25, 2018 include fiscal years 2013 through 2016 for state purposes and 2014 through 2016 for federal purposes.

9. Share-Based Compensation

2014 Incentive Plan

Effective September 23, 2014, and in connection with the IPO, SFSI adopted the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the “2014 Incentive Plan”). Effective March 13, 2017, the 2014 Incentive Plan was amended and restated to increase the number of shares that may be issued thereunder. The 2014 Incentive Plan provides for the issuance of equity-based incentive awards not to exceed 9,200,000 shares of Common Stock to eligible employees, consultants and non-employee directors in the form of stock options, restricted stock, other stock-based awards and performance-based cash awards. In addition, a number of shares of Common Stock equal to the number of shares of Common Stock underlying stock options that were previously issued under the 2012 Incentive Plan (as defined below) and that expire, terminate or are cancelled for any reason without being exercised in full will be available for issuance under the 2014 Incentive Plan.

During the twelve weeks ended March 25, 2018, 8,324 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twelve weeks ended March 25, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,954,604	$11.38
Granted	—	—
Forfeited	(1,045)	12.00
Vested	(24,412)	13.42
Outstanding at March 25, 2018	1,929,147	$11.36

The Company recorded share-based compensation expense related to the restricted stock awards of $2.4 million and $1.0 million for the twelve weeks ended March 25, 2018 and March 26, 2017, respectively. As of March 25, 2018, the unrecognized compensation cost was $11.3 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 2.07 years.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the twelve weeks ended March 25, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,254,544	$12.89	7.67 years	—
Granted	—	—
Forfeited	(33,334)	12.00
Exercised	—	—
Expired	(1,831)	15.65
Outstanding at March 25, 2018	3,219,379	$12.89	7.45 years	$—
Exercisable at March 25, 2018	1,355,196	$12.44	6.69 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of March 23, 2018 (the last trading day of the first quarter of 2018) was $5.80.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $0.7 million and $0.6 million for the twelve weeks ended March 25, 2018 and March 26, 2017, respectively. As of March 25, 2018, the unrecognized compensation cost was $3.7 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 1.86 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the twelve weeks ended March 25, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,482,570	$6.58	5.10 years	$8,809
Forfeited	—	—
Exercised	(34,911)	5.27
Cancelled	—	—
Expired	—	—
Outstanding at March 25, 2018	4,447,659	$6.60	4.87 years	$1,170
Exercisable at March 25, 2018	4,447,659	$6.60	4.87 years	$1,170

The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0.1 million and $0.2 million for the twelve weeks ended March 25, 2018 and March 26, 2017, respectively. As of March 25, 2018, there was no unrecognized compensation cost.

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

The following table summarizes the Rollover Option activity for the twelve weeks ended March 25, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,127,920	$2.50	0.99 years	$6,827
Forfeited	—	—
Exercised	(66,560)	2.28
Cancelled	—	—
Expired	—	—
Outstanding at March 25, 2018	1,061,360	$2.51	0.79 years	$3,491
Exercisable at March 25, 2018	1,061,360	$2.51	0.79 years	$3,491

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component for the twelve weeks ended March 25, 2018, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at December 31, 2017	$(22,776)	$101	$(2,291)	$(24,966)
OCI before reclassification	—	(133)	(291)	(424)
Amounts reclassified out of AOCL	—	15	—	15
Net current period OCI	—	(118)	(291)	(409)
Balance at March 25, 2018	$(22,776)	$(17)	$(2,582)	$(25,375)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the twelve weeks ended March 25, 2018 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Loss
Income on cash flow hedges
Interest rate swaps	$20	Interest income (expense)
	20	Total before income taxes
	(5)	Income tax (provision) benefit
	$15	Reclassification of adjustments, net of tax
Total reclassifications for the twelve weeks ended March 25, 2018	$15	Total reclassifications, net of tax

11. Segment Information

The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The “Smart & Final” business focuses on both household and business customers, and the “Cash & Carry Smart Foodservice” business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each of the store banners including measures of performance based on loss (income) from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

The “Corporate/Other” category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company’s debt obligations, equity earnings in its joint venture, and income taxes.

For the twelve weeks ended March 25, 2018, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Cash & Carry Smart Foodservice	Corporate / Other	Consolidated
Net sales	$795,192	$221,045	$—	$1,016,237
Cost of sales, distribution and store occupancy	678,615	189,471	1,889	869,975
Operating and administrative expenses	109,569	17,796	20,065	147,430
Income (loss) from operations	$7,008	$13,778	$(21,954)	$(1,168)
As of March 25, 2018:
Total assets	$1,702,671	$406,831	$(327,427)	$1,782,075
Intercompany receivable (payable)	$322,587	$48,413	$(371,000)	$—
Investment in joint venture	$—	$—	$15,796	$15,796
Goodwill	$181,338	$204,580	$—	$385,918
For the twelve weeks ended March 25, 2018:
Capital expenditures	$23,859	$1,270	$3,872	$29,001
Depreciation and amortization	$20,498	$1,254	$1,540	$23,292

For the twelve weeks ended March 26, 2017, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Cash & Carry Smart Foodservice	Corporate / Other	Consolidated
Net sales	$764,969	$202,048	$—	$967,017
Cost of sales, distribution and store occupancy	656,792	175,133	1,981	833,906
Operating and administrative expenses	103,906	16,166	15,602	135,674
Income (loss) from operations	$4,271	$10,749	$(17,583)	$(2,563)
For the twelve weeks ended March 26, 2017:
Capital expenditures	$20,974	$2,873	$5,247	$29,094
Depreciation and amortization	$18,747	$1,095	$1,841	$21,683

12. Commitments and Contingencies

Legal Actions

On February 11, 2016, the Company received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. The Company has provided information and is cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, the Company recorded a loss related to this matter in an amount considered to be immaterial. In the second quarter of 2017 and the first quarter of 2018, the Company recorded additional losses related to this matter in amounts considered to be immaterial. Due to the developing status of this matter and the uncertainty of its outcome, the Company cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on its financial condition or operating results.

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

13. Loss Per Share

Basic loss per share represents net loss for the period shares of Common Stock were outstanding, divided by the weighted average number of shares of Common Stock outstanding for the applicable period. Diluted loss per share is calculated by dividing net loss by the weighted average number of shares of Common Stock outstanding for the applicable period.

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 25,	March 26,
	2018	2017

Net loss	$(7,094)	$(4,592)

Weighted average shares outstanding for basic EPS	72,231,171	72,287,891
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	—	—
Weighted average shares and share equivalents outstanding for diluted EPS	72,231,171	72,287,891

Basic loss per share	$(0.10)	$(0.06)
Diluted loss per share	$(0.10)	$(0.06)

Potentially dilutive securities representing 6,266,238 shares of Common Stock for the twelve weeks ended March 25, 2018 and 5,699,439 shares of Common Stock for the twelve weeks ended March 26, 2017 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

•                  our growth depends in part on new store openings and our failure to successfully open new stores or successfully manage the potential difficulties associated with store growth could adversely affect our business and stock price;

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

•                  the current geographic concentration of our stores and net sales creates an exposure to local or regional downturns or catastrophic occurrences;

•                  if we are unable to attract, train and retain, or maintain satisfactory relations with, our employees could impact our ability to grow or successfully operate our business;

•                  disruption of supplier relationships could adversely affect our business;

•                  changes in commodity prices and availability may affect our financial condition and operating results;

•                  any significant interruption in the operations of our distribution centers or common carriers could disrupt our ability to deliver our products in a timely manner;

•                  our failure to comply with laws, rules and regulations affecting us and our industry could adversely affect our financial condition and operating results;

•                  disruptions to or security breaches involving our information technology systems, including disruptions related to implementation of new systems or enhancements to existing systems, could harm our ability to run our business;

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

Business Overview

We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Cash & Carry Smart Foodservice stores focus primarily on business customers. As of March 25, 2018, we operated 323 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at “everyday low prices.”

As of March 25, 2018, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient, easy-to-shop format.

Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched an initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of March 25, 2018, we operated 194 Extra! stores of which 102 represent conversions or relocations of legacy Smart & Final stores and 92 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

As of March 25, 2018, we also operated 63 Cash & Carry Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Cash & Carry Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and with no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 11 new Cash & Carry Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

In both store banners, we are actively investing in increasing online and other digital sales channels, including both direct delivery to customers through partner services and using buy online, pick up in store models. As of March 25, 2018, we offered digital sales options in over 80% of our Smart & Final banner and Cash & Carry Smart Foodservice stores.

We believe that our “everyday low prices,” unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first quarter of 2018 we did not open any new Extra! stores, and did not relocate any legacy Smart & Final stores to Extra! format stores, nor convert any legacy Smart & Final stores to Extra! format stores. Our 2018 store development plans anticipate three to five additional new Extra! stores. We plan to opportunistically continue to expand our larger legacy Smart & Final stores to our Extra! format and invest in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open three to five Cash & Carry Smart Foodservice stores in 2018.

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

As of March 25, 2018, we had a portfolio of approximately 3,000 private label items, which represented 28% of our Smart & Final banner sales for the twelve weeks ended March 25, 2018. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of fiscal year 2015 and continuing through the first quarter of fiscal year 2017, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of fiscal year 2017, we began to experience modest inflation in some of the food and non-food products we sell. This inflation has continued through the first quarter of fiscal year 2018 and we expect overall inflation to continue for the remaining of fiscal year 2018.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of March 25, 2018, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility and Revolving Credit Facility

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness.

2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was enacted into law, which changed various corporate federal income tax provisions of the Internal Revenue Code. Substantially all the provisions of the Tax Cuts and Jobs Act are effective for taxable years beginning after December 31, 2017. We expect that the most significant changes that will impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment. Accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017 (see Note 8, Income Taxes, in the accompanying notes to our consolidated financial statements).

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on December 31, 2017 and was a 52-week period.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended
	March 25, 2018		March 26, 2017
	(Dollars in thousands, except per share)
Net sales	$1,016,237	100.0%	$967,017	100.0%
Cost of sales, buying and occupancy	869,975	85.6%	833,906	86.2%
Gross margin	146,262	14.4%	133,111	13.8%
Operating and administrative expenses	147,430	14.5%	135,674	14.1%
Income (loss) from operations	(1,168)	-0.1%	(2,563)	-0.3%
Interest expense, net	9,251	1.0%	8,174	0.8%

Equity in earnings of joint venture	577	0.1%	167	—%
Loss before income taxes	(9,842)	-1.0%	(10,570)	-1.1%
Income tax benefit	2,748)	0.3%	5,978	0.6%
Net loss	$(7,094)	-0.7%	$(4,592)	-0.5%
Per Share Data:
Loss per share:
Net loss per share - Basic	$(0.10)		$(0.06)
Net loss per share - Diluted	$(0.10)		$(0.06)

Other Operating Data

Comparable store sales growth	1.2%		(2.5)%
Smart & Final banner	0.0%		(2.5)%
Cash & Carry Smart Foodservice banner	5.8%		(2.4)%
Stores at end of period	323		308
Smart & Final banner	260		248
Extra! format	194		174
Cash & Carry Smart Foodservice banner	63		60

Twelve Weeks Ended March 25, 2018 Compared to the Twelve Weeks Ended March 26, 2017

Net Sales

Net sales for the twelve weeks ended March 25, 2018 increased $49.2 million, or 5.1%, to $1,016.2 million as compared to $967.0 million for the twelve weeks ended March 26, 2017. This increase in net sales was attributable to net sales of $37.7 million from the opening of eighteen new stores in fiscal 2017 and a comparable store sales increase of $11.5 million in our store banners.

For the twelve weeks ended March 25, 2018, comparable store sales increased 1.2% as compared to the twelve weeks ended March 26, 2017. This increase in comparable store sales was attributable to a decrease in comparable transaction count of 1.7% and an increase in comparable average transaction size of 2.9%.

For the twelve weeks ended March 25, 2018, net sales for our Smart & Final segment increased $30.2 million, or 4.0%, to $795.2 million as compared to $765.0 million for the twelve weeks ended March 26, 2017. Comparable store sales for our Smart & Final segment was flat as compared to the twelve weeks ended March 26, 2017, attributable to a decrease in comparable transaction count of 1.9% and an increase in comparable average transaction size of 1.9%.

For the twelve weeks ended March 25, 2018, net sales for our Cash & Carry Smart Foodservice segment increased $19.0 million, or 9.4%, to $221.0 million as compared to $202.0 million for the twelve weeks ended March 26, 2017. Comparable store sales for our Cash & Carry Smart Foodservice segment increased 5.8% as compared to the twelve weeks ended March 26, 2017, attributable to an increase in comparable average transaction size of 5.1% and an increase in comparable transaction count of 0.7%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the twelve weeks ended March 25, 2018 increased $13.2 million, or 9.9%, to $146.3 million as compared to $133.1 million for the twelve weeks ended March 26, 2017. The increase in gross margin attributable to increased sales was $6.8 million, and $6.4 million was attributable to increased gross margin rate. As a percentage of sales, gross margin was 14.4% for the twelve weeks ended March 25, 2018 as compared to 13.8% for the twelve weeks ended March 26, 2017. Compared to the twelve weeks ended March 26, 2017, gross margin as a percentage of sales for the twelve weeks ended March 25, 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.68% (consisting of a 0.35% increase related to our Cash & Carry Smart Foodservice segment, and a 0.33% increase related to our Smart & Final segment). Warehouse and transportation costs as a percentage of sales decreased 0.03% (representing a 0.03% decrease related to our Smart & Final segment and no change related to our Cash & Carry Smart Foodservice segment). Store occupancy costs as a percentage of sales increased 0.09% (consisting of an increase of 0.07% related to our Smart & Final segment and a 0.02% increase related to our Cash & Carry Smart Foodservice segment). Buying department costs decreased 0.02% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended March 25, 2018 increased $11.7 million, or 8.7%, to $147.4 million, as compared to $135.7 million for the twelve weeks ended March 26, 2017. The increase in operating and administrative expenses was primarily due to $6.3 million increase in wages, fringe benefits and incentive bonus costs, $0.3 million increase in other store direct expenses, $1.5 million increase in share-based compensation expense associated with our equity compensation program, $0.8 million increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, a $0.8 million increase in costs associated with store closures and asset impairment costs, and a $2.5 million increase in other expenses mainly due to increases in consulting fees, system upgrade costs and legal fees. These increases were partially offset by a $0.3 million decrease in marketing costs and a $0.2 million decrease in public company costs.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended March 25, 2018 increased 0.5% to 14.5% as compared to 14.0% for the twelve weeks ended March 26, 2017. Operating and administrative expenses, as a percentage of sales, increased by 0.19% due to increased wages, benefits and incentive bonuses (including a 0.09% increase related to our Smart & Final segment and 0.1% increase related to our Cash & Carry Smart Foodservice segment), 0.14% due to increased share-based compensation expense associated with our equity compensation program, 0.09% due to increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, 0.08% increase in costs related to store closures and asset impairment costs and 0.19% due to increased other expenses mostly related to increases in consulting fees, system upgrade costs and legal fees. These increases were offset by a 0.13% decrease in other store direct expenses primarily related to our Smart & Final segment, a 0.07% decrease in marketing costs and 0.02% decrease in public company costs.

Interest Expense, Net

Interest expense for the twelve weeks ended March 25, 2018 increased $1.1 million, or 13.2%, to $9.3 million as compared to $8.2 million for the twelve weeks ended March 26, 2017. This increase in interest expense was primarily due to increased average debt outstanding and a slight increase in interest rate.

Income Tax Provision

Our income tax benefit for the twelve weeks ended March 25, 2018 decreased $3.2 million to a $2.7 million income tax benefit  as compared to a $5.9 million income tax benefit for the twelve weeks ended March 26, 2017. The effective income tax rate for the twelve weeks ended March 25, 2018 was an income tax benefit of 27.9% as compared to an income tax benefit of 56.5% for the twelve weeks ended March 26, 2017. The lower effective tax rate for the twelve weeks ended March 25, 2018 as compared to the twelve weeks ended March 26, 2017 was primarily related to the federal corporate income tax rate cut from 35% to 21% effective for 2018 under the tax act. The twelve weeks ended March 26, 2017 also benefited from greater excess tax benefits from stock option award exercises and restricted stock vesting and other discrete items.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve ended March 25, 2018 was $0.6 million as compared to $0.2 million for the twelve weeks ended March 26, 2017.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of March 25, 2018, we had $69.0 million drawn under our Revolving Credit Facility and $55.8 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twelve Weeks Ended March 25, 2018	Twelve Weeks Ended March 26, 2017
Cash and cash equivalents at end of period	$55,790	$50,385
Cash provided by operating activities	18,195	21,311
Cash used in investing activities	(28,987)	(27,364)
Cash (used in) provided by financing activities	(5,089)	2,203

Operating Activities

Cash flows from operating activities consist of net loss adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twelve weeks ended March 25, 2018 and March 26, 2017 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twelve weeks ended March 25, 2018 decreased $3.1 million to $18.2 million as compared to 21.3 million for the twelve weeks ended March 26, 2017. This decrease was primarily attributable to the greater net loss reported for the twelve weeks ended March 25, 2018 as compared to the prior year period. During the twelve weeks ended March 25, 2018, we made cash interest payments of $1.1 million and cash pension contributions of $0.4 million, as compared to cash interest payments of $2.3 million and cash pension contributions of $1.6 million during the twelve weeks ended March 26, 2017.

Investing Activities

Cash used in investing activities increased $1.6 million to $29.0 million for the twelve weeks ended March 25, 2018 as compared to $27.4 million in the twelve weeks ended March 26, 2017. This increase was primarily attributable to a $0.9 million increase in capital expenditures for property, plant and equipment, a $1.7 million decrease in proceeds on sale of assets, partially offset by a $1.0 million decrease in capital expenditures for capitalized software.

Financing Activities

Cash (used in) provided by financing activities decreased $7.3 million to cash used of $5.1 million for the twelve weeks ended March 25, 2018, as compared to cash provided of $2.2 million for the twelve weeks ended March 26, 2017. This decrease was attributable to  a $18.0 million reduction in net borrowings on our Revolving Credit Facility and a $2.0 million decrease in proceeds from exercise of stock options, partially offset by a $6.0 million decrease in cash used for repurchases of Common Stock and a $6.7 million increase in cash received from landlords related to financing lease obligations.

At March 25, 2018, we had cash and cash equivalents of $55.8 million, stockholders’ equity of $399.1 million and debt, less debt issuance costs, of $687.8 million. At March 25, 2018, we had working capital deficit of $8.2 million as compared to $1.1 million of working capital at March 26, 2017, primarily due to increased payments on our Revolving Credit Facility.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of March 25, 2018, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$694,000	$69,000	$—	$625,000	$—
Interest on long-term debt	184,216	41,100	77,642	65,474	—
Promissory note	1,775	1,775	—	—	—
Operating leases	1,464,038	133,612	268,721	229,007	832,698
Financing lease obligations	17,566	1,098	2,196	2,257	12,015
Total contractual obligations	$2,361,595	$246,585	$348,559	$921,738	$844,713

The primary changes in our contractual obligations as of March 25, 2018 as compared to our contractual obligations as of December 31, 2017 relate to payments made in the twelve weeks ended March 25, 2018.

The interest payments on our Term Loan Facility outstanding as of March 25, 2018 incorporate the effect of the interest rate swap, which effectively converts the variable rate under the Term Loan Facility to a fixed rate. The five-year interest rate swap fixed the LIBOR component of interest at 1.47675% on a variable notional amount through March 29, 2018. See Note 4, Debt, and Note 5, Derivative Financial Instruments, to our unaudited condensed consolidated financial statements for additional information on our interest requirements and interest rate swap contract.

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

Off-Balance Sheet Arrangements

As of March 25, 2018, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive income as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

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

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and market transaction data in determining market values. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. We also evaluate the market capitalization of the Company in corroborating the reasonableness of the underlying reporting unit valuations. In the fourth quarter of fiscal year 2017, we completed our quantitative assessment of potential goodwill impairment and concluded that the fair value of the Cash & Carry Smart Foodservice reporting unit exceeded its carrying value, by over 109%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis for the Cash & Carry Smart Foodservice reporting unit would not result in an indication that the reporting unit’s goodwill may be impaired. In the fourth quarter of fiscal year 2017, we also completed our quantitative assessment of potential goodwill impairment associated with the Smart & Final reporting unit and concluded that the fair value fell short of its carrying value, resulting in a goodwill impairment charge of $180.0 million. This is discussed further in Note 2, Significant Accounting Policies—Goodwill and Intangible Assets in the accompanying notes to our audited consolidated financial statements. If certain future events occur, such as changes to the Company’s long-term store growth and development plans, changes in the assumptions used to estimate the fair value of the Smart & Final banner reporting unit or a prolonged depression of the Company’s market capitalization, the Smart & Final banner reporting unit’s goodwill may require a subsequent impairment charge to be taken.

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

We are also responsible for the payment of claims less than the insured amount. We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our insurance and self-insured claims liabilities at December 31, 2017, excluding the risk in excess of certain dollar limits related to self-insured program with our third-party insurance carriers, would have affected pre-tax income by approximately $2.3 million for fiscal year 2017. Historically, periodic adjustments to our estimates have not been material.

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

Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at December 31, 2017, would have affected pre-tax income by approximately $0.4 million for fiscal year 2017.

Retirement Benefit Plans and Postretirement Benefit Plans

Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans’ funded status as of our fiscal year end date.

The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 8, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in our Annual Report on Form 10-K filed with the SEC on March 16, 2018. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2017, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 31, 2017. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, supplemental executive retirement plan (“SERP”) and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

We determine the discount rate using current investment yields on high quality fixed-income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate used to determine benefit obligations for our defined benefit pension plan as of December 31, 2017 was 3.75%. The discount rate used to determine benefit obligations under our SERP as of December 31, 2017 was 3.19%. The discount rate used to determine benefit obligations under our postretirement benefit plan as of December 31, 2017 was 3.70%.

We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan’s portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long term return. For fiscal year 2017, the Company’s assumed rate of return for our defined benefit pension plan was 6.75%.

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$(20,886)/$23,799	$(40)/$414
Expected long-term return on plan assets	+/- 50 bps	—	(858)858
SERP:
Discount rate	+/- 50 bps	(1,316)/1,416	108/547
Postretirement benefit plan:
Discount rate	+/- 50 bps	(1,119)/1,251	(7)/6

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

Interest Rate Market Risk

Based on our variable rate debt balance as of March 25, 2018, a 1% increase in interest rates would increase our annual interest cost by approximately $4.8 million. This impact reflects any offset from our current hedging activities. A decrease of 1% in interest rates would decrease our annual interest cost by $4.8 million due to an interest rate floor that exists on the Term Loan Facility and current hedging activities.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of March 25, 2018, is primarily related to our $15.8 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 25, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twelve weeks ended March 25, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On February 11, 2016, we received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning our handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. We have provided information and are cooperating with the authorities from multiple counties in California in connection with this ongoing matter. In the fourth quarter of 2016, we recorded a loss related to this matter in an amount considered to be immaterial. In the second quarter of 2017 and the first quarter of 2018, the Company recorded additional losses related to this matter in amounts considered to be immaterial. Due to the developing status of this matter and the uncertainty of its outcome, we cannot reasonably estimate possible additional loss or range of additional loss that may arise from this matter or whether this matter will have a material impact on our financial condition or operating results.

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

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2017 filed with the SEC on March 16, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

SMART & FINAL STORES, INC.
(Registrant)

May 2, 2018	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

May 2, 2018	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)