Form 10-Q
period 2018-06-17
Smart & Final Stores, Inc.
filed 2018-07-26
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 17, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at July 24, 2018
common stock, $0.001 par value	75,918,637

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 17, 2018 (unaudited) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve and twenty-four weeks ended June 17, 2018 and June 18, 2017 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the twenty-four weeks ended June 17, 2018 and June 18, 2017 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the twenty-four weeks ended June 17, 2018 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Forward-Looking Statements	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		44

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	June 17, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,214	$71,671
Accounts receivable, less allowances of $175 and $177 at June 17, 2018 and December 31, 2017, respectively	31,970	33,019
Inventories	284,998	289,712
Prepaid expenses and other current assets	32,477	54,241
Total current assets	413,659	448,643

Property, plant, and equipment:
Land	11,116	10,076
Buildings and improvements	54,554	53,965
Leasehold improvements	357,738	346,181
Fixtures and equipment	436,546	421,912
Construction in progress	32,043	8,242
	891,997	840,376
Less accumulated depreciation and amortization	380,206	338,149
	511,791	502,227

Assets under capital leases	4,586	—
Capitalized software, net of accumulated amortization of $18,690 and $17,325 at June 17, 2018 and December 31, 2017, respectively	28,065	21,984
Other intangible assets, net	359,316	362,536
Goodwill	385,918	385,918
Equity investment in joint venture	16,378	15,380
Other assets	79,529	73,249
Total assets	$1,799,242	$1,809,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$221,819	$245,009
Accrued salaries and wages	32,456	36,216
Accrued expenses	113,269	100,639
Current portion of debt, less debt issuance costs	58,677	81,512
Total current liabilities	426,221	463,376

Obligations under capital leases	4,586	—
Long-term debt, less debt issuance costs	618,482	617,867
Deferred income taxes	39,853	38,095
Postretirement and postemployment benefits	124,589	127,649
Other long-term liabilities	175,452	159,904

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000
Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000
Issued and outstanding shares - 75,934,423 and 74,120,113 at June 17, 2018 and December 31, 2017, respectively	76	74
Additional paid-in capital	513,631	506,098
Retained deficit	(78,653)	(78,160)
Accumulated other comprehensive loss	(24,995)	(24,966)
Total stockholders’ equity	410,059	403,046
Total liabilities and stockholders’ equity	$1,799,242	$1,809,937

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 17, 2018	June 18, 2017	June 17, 2018	June 18, 2017

Net sales	$1,125,484	$1,078,287	$2,141,721	$2,045,304
Cost of sales, buying and occupancy	955,767	916,017	1,825,742	1,749,923
Gross margin	169,717	162,270	315,979	295,381

Operating and administrative expenses	150,572	143,062	298,002	278,736
Income from operations	19,145	19,208	17,977	16,645

Interest expense, net	9,664	8,335	18,915	16,509
Equity in earnings of joint venture	373	47	950	214
Income before income taxes	9,854	10,920	12	350

Income tax (provision) benefit	(3,253)	(3,792)	(505)	2,186
Net income (loss)	$6,601	$7,128	$(493)	$2,536

Basic income (loss) per share	$0.09	$0.10	$(0.01)	$0.04
Diluted income (loss) per share	$0.09	$0.09	$(0.01)	$0.03

Weighted average shares outstanding:
Basic	72,658,662	72,573,681	72,444,916	72,430,786
Diluted	73,374,180	76,251,510	72,444,916	76,478,054

Comprehensive income (loss):
Net income (loss)	$6,601	$7,128	$(493)	$2,536
Derivative instruments:
(Loss) Gain, net of income tax (benefit) expense of $(2) and $19, respectively, for the twelve weeks ended; $(51) and $271, respectively, for the twenty-four weeks ended	(6)	29	(138)	406
Reclassification adjustments, net of income tax expense of $0 and $7, respectively, for the twelve weeks ended; $6 and $6, respectively, for the twenty-four weeks ended	—	10	15	8
Foreign currency translation	385	274	94	156
Other comprehensive income (loss)	379	313	(29)	570
Comprehensive income (loss)	$6,980	$7,441	$(522)	$3,106

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twenty-four Weeks Ended
	June 17, 2018	June 18, 2017

Operating activities
Net (loss) income	$(493)	$2,536
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,607	25,989
Amortization	18,810	18,008
Amortization of debt discount and debt issuance costs	918	891
Share-based compensation	6,442	4,304
Deferred income taxes	1,805	524
Equity in earnings of joint venture	(950)	(214)
(Gain) loss on disposal of property, plant, and equipment	(31)	14
Asset impairment	1,622	550
Changes in operating assets and liabilities:
Accounts receivable, net	1,049	(2,958)
Inventories	4,714	12,149
Prepaid expenses and other assets	20,220	18,318
Accounts payable	(23,190)	5,559
Accrued salaries and wages	(3,760)	1,340
Other accrued liabilities	10,554	8,128
Net cash provided by operating activities	65,317	95,138

Investing activities
Purchases of property, plant, and equipment	(58,313)	(62,646)
Proceeds from disposal of property, plant, and equipment	33	1,807
Investment in capitalized software	(7,112)	(6,836)
Other	(33)	(458)
Net cash used in investing activities	(65,425)	(68,133)

Financing activities
Proceeds from exercise of stock options	1,430	3,626
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(339)	(1,524)
Fees paid in conjunction with debt financing	(137)	(123)
Borrowings on bank line of credit	42,000	38,000
Payments on bank line of credit	(65,000)	(52,000)
Cash received from landlords related to financing lease obligations	14,697	—
Stock repurchases	—	(5,994)
Net cash used in financing activities	(7,349)	(18,015)

Net (decrease) increase in cash and cash equivalents	(7,457)	8,990
Cash and cash equivalents at beginning of period	71,671	54,235
Cash and cash equivalents at end of period	$64,214	$63,225

Cash paid during the period for:
Interest	$16,421	$11,012

Non-cash investing and financing activities
Software development costs incurred but not paid	$4,005	$340
Construction in progress costs incurred but not paid	20,463	9,634
Property acquired through financing and capital lease obligations	5,340	—

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046
Issuance of restricted stock awards	1,342,846	1	—	—	—	1
Forfeiture of restricted stock awards	(1,672)	—	—	—	—	—
Share-based compensation	—	—	6,442	—	—	6,442
Stock option exercises	537,401	1	1,430	—	—	1,431
Vested restricted stock awards withheld on net share settlement	(64,265)	—	(339)	—	—	(339)
Net loss	—	—	—	(493)	—	(493)
Other comprehensive loss	—	—	—	—	(29)	(29)
Balance at June 17, 2018	75,934,423	$76	$513,631	$(78,653)	$(24,995)	$410,059

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

SFSI was formed in connection with the acquisition of the “Smart & Final” and “Smart Foodservice” store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp., a Delaware corporation (the “Predecessor”), on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. (“Ares”) and the acquisition is referred to as the “Ares Acquisition.”

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Smart Foodservice” banner. As of June 17, 2018, the Company operated 322 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of June 17, 2018.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the weighted-average cost (which approximates first-in, first-out (“FIFO”)) or net realizable value. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable, properties held for sale and other current assets.

As of June 17, 2018, the Company designated a property as held for sale in the amount of $9.5 million.

Property, Plant, and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation and depreciated or amortized using the straight-line method. Leased property meeting certain criteria is capitalized and the amortization is based on the straight-line method over the term of the lease.

The estimated useful lives are as follows:

Buildings and improvements	20 - 25 years
Fixtures and equipment	3 - 10 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive income (loss).

Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

The Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores’ operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 5, Fair Value Measurements.

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

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. The Company has designated its reporting units to be its Smart & Final stores and Smart Foodservice stores. The Company determines the fair value of the reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, an impairment charge is recognized for the amount by which that carrying amount exceeds the fair value of the reporting unit.

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

During 2017, the Company experienced a sustained decline in its share price and market capitalization. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company updated its short-term operating plan in the fourth quarter 2017 to reflect this environment. The annual evaluation of impairment for fiscal year 2017 was performed as of December 3, 2017 resulting in a goodwill impairment charge of $180.0 million associated with the Smart & Final reporting unit recorded in the fourth quarter of 2017.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 6, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses and other miscellaneous assets.

Accounts Payable

The Company’s banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts are included in “Accounts payable” in the accompanying condensed consolidated balance sheets.

Other Long-Term Liabilities

Other long-term liabilities include primarily general liability reserves, workers’ compensation reserves, liabilities for the deferred compensation plan, leasehold interests, financing obligations for “build-to-suit” lease arrangements, and other miscellaneous long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the condensed consolidated statements of operations and comprehensive income (loss) as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award’s vesting period. As share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income (loss) of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 8, Share-Based Compensation.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the condensed consolidated statements of operations and comprehensive income (loss) on a net basis and, accordingly, are excluded from reported revenues.

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

Derivative Financial Instruments

The Company uses interest rate swaps to manage a portion of its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in “Accumulated other comprehensive loss” (“AOCL”) in the condensed consolidated statements of stockholders’ equity and recognized in the condensed consolidated statements of operations and comprehensive income (loss) when the hedged items affect earnings. The Company’s interest rate swap agreement expired on March 29, 2018.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of June 17, 2018, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 97.5% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $609.4 million as of June 17, 2018. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

The Company’s condensed consolidated financial statements reflect its investment in Sprouts Farmers Market, Inc. (“Sprouts”) through the Company’s supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

The Company recognizes the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan’s benefit obligation, as an asset or liability in its condensed consolidated balance sheets and recognizes changes to that funded status in the year in which the changes occur through accumulated other comprehensive loss. Measurement of the funded status of a plan is required as of the Company’s consolidated balance sheet dates.

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during the fiscal period.

Diluted earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the applicable period, inclusive of the effect of dilutive securities such as outstanding stock options and unvested restricted stock.

Diluted loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the fiscal period.

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-02 will materially affect its consolidated balance sheets, with no material impact to its consolidated statements of operations. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The Company plans to use the proposed optional transition method allowed by ASU 2016-02, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption would be recorded in the opening balance sheet in the period of adoption. The Company also plans to elect to use the package of practical expedients which permits the Company to not reassess whether: a contract is or contains a lease, lease classification, and initial direct costs. The adoption of ASU 2016-02 is expected to result in a material increase to the Company’s condensed consolidated balance sheets for right-of-use assets and lease liabilities.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income (loss). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  The Company does not expect the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).   The amendments expand the scope of ASC 718, Compensation—Stock Compensation (“ASC 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements.

4. Debt

Current portion of debt at June 17, 2018 and December 31, 2017 was as follows (in thousands):

	June 17, 2018	December 31, 2017
Revolving Credit Facility	$58,000	$81,000
Promissory Note	1,775	1,775

Less:
Debt issuance costs	(1,098)	(1,263)
Total current portion of debt	$58,677	$81,512

Long-term debt at June 17, 2018 and December 31, 2017 was as follows (in thousands):

	June 17, 2018	December 31, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(2,102)	(2,298)
Discount on debt issuance	(4,416)	(4,835)
Total long-term debt	$618,482	$617,867

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

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of June 17, 2018 and December 31, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 5.58% and 5.20%, respectively.

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

At June 17, 2018 and December 31, 2017, the alternate base rate was 4.75% and 4.5%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 5.00% and 4.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $200.6 million and $206.9 million at June 17, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $36.1 million and $36.2 million outstanding as of June 17, 2018 and December 31, 2017, respectively. As of June 17, 2018 and December 31, 2017, the amount available for borrowing under the Revolving Credit Facility was $105.9 million and $82.8 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 17, 2018 and December 31, 2017, no trigger event had occurred.

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at June 17, 2018
Description	Total as of June 17, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$543	$543	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,471	3,471	—	—
Other assets—deferred compensation plan investment in Sprouts and other	5,287	5,287	—	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(18,494)	(2,021)	(16,473)	—
Total	$(9,193)	$(7,280)	$(16,473)	$—

Level 1 Investments include money market funds of $0.5 million, market index funds of $3.5 million and an investment in Sprouts and other of $5.3 million with the corresponding deferred compensation liabilities of $2.0 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $16.5 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets.

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

6. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory qualified defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the majority of the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008.  As of June 17, 2018, there were approximately 450 hourly paid employees in the Company’s distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2018	2017	2018	2017
Service cost	$462	$411	$864	$792
Interest cost	2,068	2,014	3,866	3,879
Expected return on plan assets	(2,464)	(2,122)	(4,606)	(4,087)
Amortization of net actuarial loss	44	130	82	250
Net periodic benefit cost	$110	$433	$206	$834

During the twelve weeks ended June 17, 2018, the Company made a $3.2 million contribution to the Single-Employer Plan. The Company expects to fund a minimum required total contribution of approximately $8.8 million during fiscal year 2018.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2018	2017	2018	2017
Interest cost	$231	$251	$462	$503
Net periodic benefit cost	$231	$251	$462	$503

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2018	2017	2018	2017
Service cost	$116	$116	$231	$231
Interest cost	138	138	277	277
Net periodic benefit cost	$254	$254	$508	$508

7. Income Taxes

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

The Company recorded income tax expense of $505,000 for the twenty-four weeks ended June 17, 2018 on income before income taxes of $12,000. Income tax expense for the twenty-four weeks ended June 17, 2018 was different than the U.S. federal statutory income tax rate of 21% primarily due to the impact of the new executive compensation limitations, state income tax expense, vesting of restricted stock awards and certain tax credits. The Company recorded an income tax benefit of $2,186,000 for the twenty-four weeks ended June 18, 2017 on income before income taxes of $350,000. The income tax benefit for the twenty-four weeks ended June 18, 2017 was different than the U.S. federal statutory income tax rate of 35% primarily due to excess tax benefits from stock option award exercises and restricted stock vesting, executive compensation limitations and state income tax expense.

On the enactment date of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company was able to reasonably estimate certain Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax assets and liabilities. As of June 17, 2018, the Company’s accounting for the Tax Act is incomplete and the previously disclosed provisional amounts (transition tax and remeasurement of deferred taxes) continue to be provisional. All accounting for these items must be completed within the measurement period defined by SAB 118, not longer than one year from the period in which the Tax Act was enacted.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company’s federal tax return for the 2016 fiscal year is currently under examination by the Internal Revenue Service. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of June 17, 2018 include fiscal years 2013 through 2016 for state purposes and 2014 through 2016 for federal purposes.

8. Share-Based Compensation

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

On May 7, 2018 and May 14, 2018, the compensation committee of SFSI’s board of directors (the “Compensation Committee”) granted a total of 1,342,846 shares of restricted stock to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest in full one year from May 14, 2018, these awards vest in equal tranches of one-third each year over a three-year period on dates established by the Compensation Committee. During the twenty-four weeks ended June 17, 2018, 64,265 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards. SFSI did not grant any stock options during the twenty-four weeks ended June 17, 2018.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twenty-four weeks ended June 17, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,954,604	$11.38
Granted	1,342,846	4.95
Forfeited	(4,853)	12.90
Vested	(405,844)	13.71
Outstanding at June 17, 2018	2,886,753	$8.06

The Company recorded share-based compensation expense related to the restricted stock awards of $2.4 million and $1.4 million for the twelve weeks ended June 17, 2018 and June 18, 2017, respectively, and $4.9 million and $2.4 million for the twenty-four weeks ended June 17, 2018 and June 18, 2017, respectively. As of June 17, 2018, the unrecognized compensation cost was $15.3 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.94 years.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the twenty-four weeks ended June 17, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,254,544	$12.89	7.67 years	$—
Granted	—	—
Forfeited	(43,993)	12.34
Exercised	—	—
Expired	(1,831)	15.65
Outstanding at June 17, 2018	3,208,720	$12.89	7.21 years	$—
Exercisable at June 17, 2018	1,688,751	$12.74	6.86 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of June 17, 2018 (the last trading day of the second quarter of 2018) was $5.00.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $0.7 million and $0.9 million for the twelve weeks ended June 17, 2018 and June 18, 2017, respectively, and $1.5 million and $1.5 million for the twenty-four weeks ended June 17, 2018 and June 18, 2017, respectively. As of June 17, 2018, the unrecognized compensation cost was $2.9 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 1.55 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the twenty-four weeks ended June 17, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,482,570	$6.58	5.10 years	$8,809
Forfeited	—	—
Exercised	(34,911)	5.27
Cancelled	—	—
Expired	—	—
Outstanding at June 17, 2018	4,447,659	$6.60	4.64 years	$—
Exercisable at June 17, 2018	4,447,659	$6.60	4.64 years	$—

The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0 and $0.2 million for the twelve weeks ended June 17, 2018 and June 18, 2017, respectively, and $0.1 million and $0.4 million for the twenty-four weeks ended June 17, 2018 and June 18, 2017, respectively. As of June 17, 2018, there was no unrecognized compensation cost.

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

The following table summarizes the Rollover Option activity for the twenty-four weeks ended June 17, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,127,920	$2.50	0.99 years	$6,827
Forfeited	—	—
Exercised	(502,490)	2.48
Cancelled	—	—
Expired	—	—
Outstanding at June 17, 2018	625,430	$2.51	0.56 years	$1,557
Exercisable at June 17, 2018	625,430	$2.51	0.56 years	$1,557

9. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component for the twenty-four weeks ended June 17, 2018, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at December 31, 2017	$(22,776)	$101	$(2,291)	$(24,966)
OCI before reclassification	—	(138)	94	(44)
Amounts reclassified out of AOCL	—	15	—	15
Net current period OCI	—	(123)	94	(29)
Balance at June 17, 2018	$(22,776)	$(22)	$(2,197)	$(24,995)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the twenty-four weeks ended June 17, 2018 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Income (Loss)
Income on cash flow hedges
Interest rate swaps	$21	Interest income (expense)
	21	Total before income taxes
	(6)	Income tax (provision) benefit
	$15	Reclassification of adjustments, net of tax
Total reclassifications for the twenty-four weeks ended June 17, 2018	$15	Total reclassifications, net of tax

10. Segment Information

The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The “Smart & Final” business focuses on both household and business customers, and the “Smart Foodservice” business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company’s chief operating decision maker (“CODM”) regularly reviews the operating performance of each of the store banners including measures of performance based on loss (income) from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

The “Corporate/Other” category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company’s debt obligations, equity earnings in its joint venture, and income taxes.

For the twelve weeks ended June 17, 2018, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$868,457	$257,027	$—	$1,125,484
Cost of sales, distribution and store occupancy	734,123	219,546	2,098	955,767
Operating and administrative expenses	115,868	18,873	15,831	150,572
Income (loss) from operations	$18,466	$18,608	$(17,929)	$19,145
As of June 17, 2018:
Total assets	$1,699,283	$426,570	$(326,611)	$1,799,242
Intercompany receivable (payable)	$307,679	$59,731	$(367,410)	$—
Investment in joint venture	$—	$—	$16,378	$16,378
Goodwill	$181,338	$204,580	$—	$385,918
For the twelve weeks ended June 17, 2018:
Capital expenditures	$25,177	$6,961	$4,286	$36,424
Depreciation and amortization	$20,006	$1,544	$1,575	$23,125

For the twelve weeks ended June 18, 2017, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$836,134	$242,153	$—	$1,078,287
Cost of sales, distribution and store occupancy	706,610	207,372	2,035	916,017
Operating and administrative expenses	107,796	17,441	17,825	143,062
Income (loss) from operations	$21,728	$17,340	$(19,860)	$19,208
For the twelve weeks ended June 18, 2017:
Capital expenditures	$33,830	$3,501	$3,057	$40,388
Depreciation and amortization	$19,273	$1,182	$1,859	$22,314

For the twenty-four weeks ended June 17, 2018, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$1,663,649	$478,072	$—	$2,141,721
Cost of sales, distribution and store occupancy	1,412,738	409,017	3,987	1,825,742
Operating and administrative expenses	225,437	36,669	35,896	298,002
Income (loss) from operations	$25,474	$32,386	$(39,883)	$17,977
For the twenty-four weeks ended June 17, 2018:
Capital expenditures	$49,036	$8,231	$8,158	$65,425
Depreciation and amortization	$40,504	$2,798	$3,115	$46,417

For the twenty-four weeks ended June 18, 2017, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$1,601,103	$444,201	$—	$2,045,304
Cost of sales, distribution and store occupancy	1,363,402	382,505	4,016	1,749,923
Operating and administrative expenses	211,702	33,607	33,427	278,736
Income (loss) from operations	$25,999	$28,089	$(37,443)	$16,645
For the twenty-four weeks ended June 18, 2017:
Capital expenditures	$54,804	$6,374	$8,304	$69,482
Depreciation and amortization	$38,020	$2,277	$3,700	$43,997

11. Commitments and Contingencies

Legal Actions

On February 11, 2016, the Company received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning its handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California. A stipulated judgment was filed with the Superior Court in San Joaquin County on July 12, 2018 resolving this matter. The judgment requires the Company to pay civil penalties and other amounts that are immaterial in the aggregate, and the Company has agreed to comply with certain ongoing requirements related to hazardous waste compliance that are not expected to materially affect the Company’s business or operations.

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

12. Earnings (Loss) Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended		Twenty-four Weeks Ended
	June 17,	June 18,	June 17,	June 18,
	2018	2017	2018	2017

Net income (loss)	$6,601	$7,128	$(493)	$2,536

Weighted average shares outstanding for basic EPS	72,658,662	72,573,681	72,444,916	72,430,786
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	715,518	3,677,829	—	4,047,268
Weighted average shares and share equivalents outstanding for diluted EPS	73,374,180	76,251,510	72,444,916	76,478,054

Basic income (loss) per share	$0.09	$0.10	$(0.01)	$0.04
Diluted income (loss) per share	$0.09	$0.09	$(0.01)	$0.03

Potentially dilutive securities representing 9,040,549 shares of Common Stock for the twelve weeks ended June 17, 2018 and 2,205,989  shares of Common Stock for the twelve weeks ended June 18, 2017 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 6,634,335 shares of Common Stock for the twenty-four weeks ended June 17, 2018 and 1,744,360 shares of Common Stock for the twenty-four weeks ended June 18, 2017 were excluded from the computation of diluted income (loss) per share because their effect would have been antidilutive.

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

Business Overview

We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Smart Foodservice (formerly known as Cash & Carry Smart Foodservice ) stores focus primarily on business customers. As of June 17, 2018, we operated 322 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at “everyday low prices.”

As of June 17, 2018, we operated 258 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient, easy-to-shop format.

Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched an initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of June 17, 2018, we operated 195 Extra! stores of which 103 represent conversions or relocations of  legacy Smart & Final stores and 92 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

As of June 17, 2018, we also operated 64 Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and with no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 12 new Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

In both store banners, we are actively investing in increasing online and other digital sales channels, including both direct delivery to customers through partner services and using buy online, pick up in store models. As of June 17, 2018, we offered digital sales options in over 85% of our Smart & Final stores and Smart Foodservice stores.

We believe that our “everyday low prices”, unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first two quarters of 2018 we did not open any new Extra! stores, relocated one legacy Smart & Final store to an Extra! format store and did not convert any legacy Smart & Final stores to Extra! format stores. Our 2018 store development plans anticipate three to five additional new Extra! stores. We plan to opportunistically continue to expand our larger legacy Smart & Final stores to our Extra! format and invest in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open three to five Smart Foodservice stores in 2018.

In addition, we plan to leverage our significant investments in management, information technology systems, infrastructure and marketing to grow our comparable store sales and enhance our operating margins through execution of a number of key initiatives, including initiatives to increase net sales of perishable products in our Smart & Final stores, to increase net sales of private label products in our Smart & Final and Smart Foodservice  stores, and to expand our marketing programs in our Smart & Final and  Smart Foodservice  stores. We expect each of these key initiatives, if successful, to generate increased comparable store sales and also expect our initiative to increase net sales of private label products to enhance our operating margins, as private label products have historically generated higher gross margins relative to national branded products.

Factors Affecting Our Results of Operations

Store Openings

We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings and expansions and relocations. We also plan to opportunistically open new Smart Foodservice stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, conversion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, conversions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Smart Foodservice stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, our new stores generally have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

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

Pricing Strategy and Investments in “Everyday Low Prices”

We have a commitment to “everyday low prices”, which we believe positions both our Smart & Final and Smart Foodservice stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Smart Foodservice stores is targeted to be substantially lower than our foodservice delivery competitors, with no membership fee requirement and greater price transparency to customers and no minimum order size, and competitive with typical warehouse clubs.

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

As of June 17, 2018, we had a portfolio of approximately 3,000 private label items, which represented 28% of our Smart & Final banner sales for the twenty-four weeks ended June 17, 2018. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of fiscal year 2015 and continuing through the first quarter of fiscal year 2017, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of fiscal year 2017, we began to experience modest inflation in some of the food and non-food products we sell. This modest inflation has continued through the second quarter of fiscal year 2018 and we expect overall inflation to continue for the remainder of fiscal year 2018.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of June 17, 2018, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility and Revolving Credit Facility

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness.

2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was enacted into law, which changed various corporate federal income tax provisions of the Internal Revenue Code. Substantially all the provisions of the Tax Act are effective for taxable years beginning after December 31, 2017. We expect that the most significant changes that will impact the Company are the reduction in the corporate federal income tax rate from 35% to 21% and 100% bonus depreciation for qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023. In a manner consistent with ASC 740-10-25-47, the effect of a change in tax law or rates shall be recognized at the date of enactment. Accordingly, the Company accounted for the corporate federal income tax rate reduction in the fourth quarter of 2017 (see Note 7, Income Taxes, in the accompanying notes to our consolidated financial statements).

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on December 31, 2017 and was a 52-week period.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended				Twenty-four Weeks Ended
	June 17, 2018		June 18, 2017		June 17, 2018		June 18, 2017
			(Dollars in thousands, except per share)
Net sales	$1,125,484	100.0%	$1,078,287	100.0%	$2,141,721	100.0%	$2,045,304	100.0%
Cost of sales, buying and occupancy	955,767	84.9%	916,017	85.0%	1,825,742	85.2%	1,749,923	85.6%
Gross margin	169,717	15.1%	162,270	15.0%	315,979	14.8%	295,381	14.4%
Operating and administrative expenses	150,572	13.4%	143,062	13.2%	298,002	14.0%	278,736	13.6%
Income from operations	19,145	1.7%	19,208	1.8%	17,977	0.8%	16,645	0.8%
Interest expense, net	9,664	0.8%	8,335	0.8%	18,915	0.8%	16,509	0.8%
Equity in earnings of joint venture	373	—%	47	—%	950	—%	214	—%
Income before income taxes	9,854	0.9%	10,920	1.0%	12	0.0%	350	0.0%
Income tax (provision) benefit	(3,253)	(0.3)%	(3,792)	(0.3)%	(505)	-0.0%	2,186	0.1%
Net income (loss)	$6,601	0.6%	$7,128	0.7%	$(493)	-0.0%	$2,536	0.1%
Per Share Data:
Earnings per share:
Net income (loss) per share - Basic	$0.09		$0.10		$(0.01)		$0.04
Net income (loss) per share - Diluted	$0.09		$0.09		$(0.01)		$0.03

Other Operating Data

Comparable store sales growth	1.3%		1.3%		1.3%		(0.5)%
Smart & Final banner	0.8%		1.2%		0.4%		(0.6)%
Smart Foodservice banner	3.3%		1.8%		4.5%		(0.2)%
Stores at end of period	322		313		322		313
Smart & Final banner	258		252		258		252
Extra! format	195		180		195		180
Smart Foodservice banner	64		61		64		61

Twelve Weeks Ended June 17, 2018 Compared to the Twelve Weeks Ended June 18, 2017

Net Sales

Net sales for the twelve weeks ended June 17, 2018 increased $47.2 million, or 4.4%, to $1,125.5 million as compared to $1,078.3 million for the twelve weeks ended June 18, 2017. This increase in net sales was attributable to net sales of $32.8 million from the opening of twelve new stores since week 15 in fiscal year 2017, and a comparable store sales increase of $14.4 million in our store banners.

For the twelve weeks ended June 17, 2018, comparable store sales increased 1.3% as compared to the twelve weeks ended June 18, 2017. This increase in comparable store sales was attributable to an increase in comparable average transaction size of 2.8% offset by a decrease in comparable transaction count of 1.5%.

For the twelve weeks ended June 17, 2018, net sales for our Smart & Final segment increased $32.3 million, or 3.9%, to $868.5 million as compared to $836.1 million for the twelve weeks ended June 18, 2017. Comparable store sales for our Smart & Final segment increased 0.8% as compared to the twelve weeks ended June 18, 2017, attributable to an increase in comparable average transaction size of 2.4% offset by a decrease in comparable transaction count of 1.6%.

For the twelve weeks ended June 17, 2018, net sales for our Smart Foodservice segment increased $14.9 million, or 6.1%, to $257.0 million as compared to $242.2 million for the twelve weeks ended June 18, 2017. Comparable store sales for our Smart Foodservice segment increased 3.3% as compared to the twelve weeks ended June 18, 2017, attributable to an increase in comparable average transaction size of 3.7% offset by a decrease in comparable transaction count of 0.4%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the twelve weeks ended June 17, 2018 increased $7.4 million, or 4.6%, to $169.7 million as compared to $162.3 million for the twelve weeks ended June 18, 2017. The increase in gross margin attributable to increased sales was $7.1 million, and $0.3 million increase was attributable to increased gross margin rate. As a percentage of sales, gross margin was 15.1% for the twelve weeks ended June 17, 2018 as compared to 15.0% for the twelve weeks ended June 18, 2017. Compared to the twelve weeks ended June 18, 2017, gross margin as a percentage of sales for the twelve weeks ended June 17, 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.21% (consisting of a 0.05% increase related to our Smart & Final segment, and a 0.16% increase related to our Smart Foodservice segment). Warehouse and transportation costs as a percentage of sales increased 0.07% (representing a 0.05% increase related to our Smart & Final segment and a 0.02% increase related to our Smart Foodservice segment). Store occupancy costs as a percentage of sales increased 0.11% (consisting of an increase of 0.07% related to our Smart & Final segment and a 0.04% increase related to our Smart Foodservice segment). This increase in our Smart & Final segment included an increase of 0.09% related to stores opened in 2016 through second quarter 2018, partially offset by a 0.02% decrease related to store locations opened prior to 2016.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended June 17, 2018 increased $7.5 million, or 5.2%, to $150.6 million, as compared to $143.1 million for the twelve weeks ended June 18, 2017. The increase in operating and administrative expenses was primarily due to $4.0 million increase in wages and fringe benefits, $0.6 million increase in share-based compensation expense associated with our equity compensation program, $1.9 million increase in other store direct expenses, $0.3 million increase in costs associated with store closures and asset impairment costs, $0.5 million increase in marketing costs, and $0.7 million increase in other expenses mainly due to higher information technology consulting costs.  These increases were partially offset by a $0.5 million decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended June 17, 2018 increased 0.1% to 13.4% as compared to 13.3% for the twelve weeks ended June 18, 2017. Operating and administrative expenses, as a percentage of sales, increased by 0.02% due to increased wages, benefits and incentive bonuses (including a 0.05% increase related to our Smart Foodservice segment and partially offset by a 0.03% decrease related to our Smart & Final segment), 0.05% due to increased share-based compensation expense associated with our equity compensation program, 0.05% due to other store direct expenses (primarily related to our Smart & Final segment), 0.03% due to increase in costs related to store closures and asset impairment costs, and 0.02% due to increased other expenses mainly related to higher information technology consulting costs. These increases were partially offset by a 0.04% decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP.

Interest Expense, Net

Interest expense for the twelve weeks ended June 17, 2018 increased $1.3 million, or 15.9%, to $9.7 million as compared to $8.3 million for the twelve weeks ended June 18, 2017. This increase in interest expense was due to both increased average debt outstanding and interest rate.

Income Tax Provision

Our income tax provision for the twelve weeks ended June 17, 2018 decreased $0.5 million to a $3.3 million income tax provision as compared to a $3.8 million income tax provision for the twelve weeks ended June 18, 2017. The effective income tax rate, excluding the equity in earnings of our joint venture, for the twelve weeks ended June 17, 2018 was a rate of 34.3% as compared to a rate of 34.9% for the twelve weeks ended June 18, 2017. The effective tax rate for the twelve weeks ended June 17, 2018 was lower as a result of the federal income tax rate cut from 35% to 21% but was increased as a result of the new executive compensation limitations and vesting of restricted stock awards. The effective tax rate for the twelve weeks ended June 18, 2017 was impacted by executive compensation limitations substantially offset by tax benefits related to share-based compensation.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve weeks ended June 17, 2018 was $0.4 million as compared to $0.05 million for the twelve weeks ended June 18, 2017.

Twenty-four Weeks Ended June 17, 2018 Compared to the Twenty-four Weeks Ended June 18, 2017

Net Sales

Net sales for the twenty-four weeks ended June 17, 2018 increased $96.4 million, or 4.7%, to $2,141.7 million as compared to $2,045.3 million for the twenty-four weeks ended June 18, 2017. This increase in net sales was attributable to net sales of $70.5 million from the opening of 14 new stores in fiscal year 2017, and an increase in comparable store sales of $25.9 million in our store banners.

Comparable store sales for the twenty-four weeks ended June 17, 2018 increased 1.3% as compared to the twenty-four weeks ended June 18, 2017. This increase in comparable store sales was attributable to an increase in comparable average transaction size of 2.9%, offset by a decrease of 1.6% in comparable transaction count.

For the twenty-four weeks ended June 17, 2018, net sales for our Smart & Final segment increased $62.5 million, or 3.9%, to $1,663.6 million as compared to $1,601.1 million for the twenty-four weeks ended June 18, 2017. Comparable store sales for our Smart & Final segment increased 0.4% as compared to the twenty-four weeks ended June 18, 2017, primarily attributable to an increase in comparable average transaction size of 2.1%, offset by a decrease in comparable transaction count of 1.7%.

For the twenty-four weeks ended June 17, 2018, net sales for our Smart Foodservice segment increased $33.9 million, or 7.6%, to $478.1 million as compared to $444.2 million for the twenty-four weeks ended June 18, 2017. Comparable store sales for our Smart Foodservice segment increased 4.4% as compared to the twenty-four weeks ended June 18, 2017, attributable to an increase in comparable transaction count of 0.1%, and an increase in comparable average transaction size of 4.3%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the twenty-four weeks ended June 17, 2018 increased $20.6 million, or 7.0%, to $316.0 million as compared to $295.4 million for the twenty-four weeks ended June 18, 2017. The increase in gross margin attributable to increased sales was $13.9 million, and $6.7 million attributable to increased gross margin rate. As a percentage of sales, gross margin was 14.8% for the twenty-four weeks ended June 17, 2018 compared to 14.4% for the twenty-four weeks ended June 18, 2017. Compared to the twenty-four weeks ended June 18, 2017, gross margin as a percentage of sales for the twenty-four weeks ended June 17, 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.43% (including 0.18% increase related to our Smart & Final segment and 0.25% increase related to our Smart Foodservice segment). Warehouse and transportation costs as a percentage of sales increased 0.01% representing a 0.01% increase related to our Smart & Final segment (with no change in our Smart Foodservice segment). Store occupancy costs as a percentage of sales increased 0.09% consisting of an increase of 0.06% related to our Smart & Final segment and an increase of 0.03% related to our Smart Foodservice segment. This increase in our Smart & Final segment included an increase of 0.12% related to stores opened in 2016 through second quarter 2018, partially offset by a 0.06% decrease related to store locations opened prior to 2016. Buying department costs decreased 0.01% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twenty-four weeks ended June 17, 2018 increased $19.3 million, or 6.9%, to $298.0 million, as compared to $278.7 million for the twenty-four weeks ended June 18, 2017.  The increase in operating and administrative expenses was primarily due to a $10.4 million increase in wages, fringe benefits and incentive bonus costs, $2.2 million increase in other store direct expenses, $2.1 million increase in share-based compensation expense associated with our equity compensation program, $0.2 million increase in marketing costs, $1.2 million increase in costs associated with store closure and asset impairment costs, $0.3 million increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and $3.1 million increase in other expenses mainly due to higher information technology consulting fees. These increases were partially offset by $0.2 million decrease in public company costs.

As a percentage of sales, operating and administrative expenses for the twenty-four weeks ended June 17, 2018 increased 0.3% to 13.9% as compared to 13.6% for the twenty-four weeks ended June 18, 2017.  Operating and administrative expenses, as a percentage of sales, increased by 0.10% due to increased wages, benefits and  incentive bonuses including a 0.03% increase related to our  Smart & Final  segment and a 0.07% increase related to our  Smart Foodservice segment, share-based compensation expense associated with our equity compensation program increased by 0.09%, costs associated with store closure and asset impairment costs increased by 0.05%, expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP increased by 0.04% and  other expenses mainly related to higher information technology consulting fees increased by 0.09%.  These increases were offset by a 0.03% decrease in marketing costs, a 0.01% decrease in public company costs and a 0.03% decrease in other store direct expenses.

Interest Expense, Net

Interest expense for the twenty-four weeks ended June 17, 2018 increased $2.4 million, or 14.6%, to $18.9 million as compared to $16.5 million for the twenty-four weeks ended June 18, 2017. This increase in interest expense was due to both increased average debt outstanding and interest rate.

Income Tax Provision

Our income tax provision for the twenty-four weeks ended June 17, 2018 increased $2.7 million to a provision of $0.5 million as compared to a $2.2 million benefit for the twenty-four weeks ended June 18, 2017. The Company recorded income tax expense of $505,000 for the twenty-four weeks ended June 17, 2018 on income before income taxes of $12,000. The effective tax rate for the twenty-four weeks ended June 17, 2018 was primarily impacted by the federal income tax rate cut from 35% to 21%, new executive compensation limitations, state income tax expense, vesting of restricted stock awards and certain tax credits. The Company recorded an income tax benefit of $2,186,000 for the twenty-four weeks ended June 18, 2017 on income before income taxes of $350,000. The effective tax benefit rate for the twenty-four weeks ended June 18, 2017 was primarily impacted by excess tax benefits from stock option award exercises and restricted stock vesting, executive compensation limitations and state income tax expense.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twenty-four weeks ended June 17, 2018 was $1.0 million as compared to $0.2 million for the twenty-four weeks ended June 18, 2017.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of June 17, 2018, we had $58.0 million drawn under our Revolving Credit Facility and $64.2 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twenty-four Weeks Ended June 17, 2018	Twenty-four Weeks Ended June 18, 2017
Cash and cash equivalents at end of period	$64,214	$63,225
Cash provided by operating activities	65,317	95,138
Cash used in investing activities	(65,425)	(68,133)
Cash used in financing activities	(7,349)	(18,015)

Operating Activities

Cash flows from operating activities consist of net income (loss) adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twenty-four weeks ended June 17, 2018 and June 18, 2017 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twenty-four weeks ended June 17, 2018 decreased $29.8 million to $65.3 million as compared to $95.1 million for the twenty-four weeks ended June 18, 2017. This decrease was primarily attributable to higher working capital. During the twenty-four weeks ended June 17, 2018, we made cash interest payments of $16.4 million and cash pension contributions of $3.2 million, as compared to cash interest payments of $11.0 million and cash pension contributions of $3.5 million during the twenty-four weeks ended June 18, 2017.

Investing Activities

Cash used in investing activities decreased $2.7 million to $65.4 million for the twenty-four weeks ended June 17, 2018 as compared to $68.1 million in the twenty-four weeks ended June 18, 2017. This decrease was primarily attributable to a $4.3 million decrease in capital expenditures for property, plant and equipment, a $0.4 million decrease in other investing activities, partially offset by a $1.8 million decrease in proceeds on sale of assets, and a $0.2 million increase in capital expenditures for capitalized software.

Financing Activities

Cash used in financing activities decreased $10.7 million to $7.3 million for the twenty-four weeks ended June 17, 2018, as compared to $18.0 million for the twenty-four weeks ended June 18, 2017. This decrease was attributable to a $14.7 million cash received from landlords related to financing lease obligations, a $6.0 million decrease in cash used for repurchases of Common Stock and a $1.2 million decrease in payment of withholding taxes on net share settlement of stock option exercise, partially offset by a $9.0 million reduction in net borrowings on our Revolving Credit Facility and a $2.2 million decrease in net proceeds from stock option exercises.

At June 17, 2018, we had cash and cash equivalents of $64.2 million, stockholders’ equity of $410.1 million and debt, less debt issuance costs, of $677.2 million. At June 17, 2018, we had working capital deficit of $12.6 million as compared to $5.7 million of working capital deficit at June 18, 2017, primarily due to increased payments on our Revolving Credit Facility.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of June 17, 2018, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$683,000	$58,000	$—	$625,000	$—
Interest on long-term debt	173,093	36,922	79,322	56,849	—
Promissory note	1,775	1,775	—	—	—
Operating leases	1,431,313	130,505	268,987	228,417	803,404
Capital and financing lease obligations	29,028	1,533	3,066	3,183	21,246
Total contractual obligations	$2,318,209	$228,735	$351,375	$913,449	$824,650

The primary changes in our contractual obligations as of June 17, 2018 as compared to our contractual obligations as of December 31, 2017 relate to relate to payments made in the twenty-four weeks ended June 17, 2018.

Smart & Final’s interest rate swap expired March 29, 2018 without a new interest rate swap being initiated. See Note 4, Debt, to our unaudited condensed consolidated financial statements for additional information on our interest requirements.

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

The table above also excludes funding of pension and other postretirement benefit and postemployment obligations. See Note 6, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, to our unaudited condensed consolidated financial statements for additional information on funding of our plans.

We also have asset retirement obligations with respect to owned or leased properties. Due to the nature of our business, such asset retirement obligation is immaterial.

Off-Balance Sheet Arrangements

As of June 17, 2018, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to be recognized in the condensed consolidated statements of operations and comprehensive income (loss) as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option’s expected term and price volatility of the underlying stock. The methods used to develop our assumptions are discussed further in Note 11, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates first-in, first-out (“FIFO”) or net realizable value. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. Physical inventory counts are conducted on a recurring and frequent basis throughout the year. The provision for inventory loss is adjusted periodically to reflect updated trends of actual physical inventory count results. Historically, our actual physical inventory count results have shown our estimates to be materially reliable. We do not believe there is a reasonable likelihood that changes in our estimates will have a material effect on our financial condition or results of operations in future periods.

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

We evaluate goodwill for impairment by comparing the fair value of each reporting unit to its carrying value including the associated goodwill. We have designated our reporting units to be our Smart & Final banner and our Smart Foodservice banner. We determine the fair value of the reporting units using a combination of the income approach methodology of valuation that utilizes the discounted cash flow method as well as other generally accepted valuation methodologies including the market comparable and market transaction methods.

Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and market transaction data in determining market values. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. We also evaluate the market capitalization of the Company in corroborating the reasonableness of the underlying reporting unit valuations. In the fourth quarter of fiscal year 2017, we completed our quantitative assessment of potential goodwill impairment and concluded that the fair value of the Smart Foodservice reporting unit exceeded its carrying value, by over 109%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis for the Smart Foodservice reporting unit would not result in an indication that the reporting unit’s goodwill may be impaired. In the fourth quarter of fiscal year 2017, we also completed our quantitative assessment of potential goodwill impairment associated with the Smart & Final reporting unit and concluded that the fair value fell short of its carrying value, resulting in a goodwill impairment charge of $180.0 million. This is discussed further in Note 2, Significant Accounting Policies—Goodwill and Intangible Assets in the accompanying notes to our audited consolidated financial statements. If certain future events occur, such as changes to the Company’s long-term store growth and development plans, changes in the assumptions used to estimate the fair value of the Smart & Final banner reporting unit or a prolonged depression of the Company’s market capitalization, the Smart & Final banner reporting unit’s goodwill may require a subsequent impairment charge to be taken.

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

Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluating future taxable income, including three years of cumulative operating income (loss). Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods. Accordingly, significant accounting judgment is required in our assessment of deferred tax assets and valuation allowances when determining the provision for income taxes and related accruals.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of June 17, 2018, a 1% increase in interest rates would increase our annual interest cost by approximately $6.1 million. A decrease of 1% in interest rates would decrease our annual interest cost by $6.1 million regardless of the interest rate floor that exists on the Term Loan Facility. As our interest rate hedge expired on March 29, 2018, there are no hedges in place that would impact or offset the interest expense due to rate sensitivity.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of June 17, 2018, is primarily related to our $16.4 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 17, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the twenty-four weeks ended June 17, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On February 11, 2016, Smart & Final Stores, Inc. received a subpoena from the District Attorney for the County of Yolo, California, seeking information concerning our handling, disposal and reverse logistics of potential hazardous waste at our stores and distribution centers in California.  A stipulated judgment was filed with the Superior Court in San Joaquin County on July 12, 2018 resolving this matter.  The judgment requires the Company to pay civil penalties and other amounts that are immaterial in the aggregate, and the Company has agreed to comply with certain ongoing requirements related to hazardous waste compliance that are not expected to materially affect the Company’s business or operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (1)
10.1	Form of Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. Amended and Restated 2014 Stock Incentive Plan for David G. Hirz.*
10.2

Smart & Final Stores, Inc. 2018 Executive Severance Plan, effective August 1, 2018 (filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on May 14, 2018 and incorporated by reference herein).

10.3	Form of Smart & Final Stores, Inc. Cash Incentive Award Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018 and incorporated by reference herein).
10.4

Smart & Final Stores, Inc. Cash Incentive Award Agreement, dated May 21, 2018, by and between Smart & Final Stores, Inc. and David Hirz (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 21, 2018 and incorporated by reference herein).

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

SMART & FINAL STORES, INC.
(Registrant)

July 26, 2018	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

July 26, 2018	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)