Form 10-Q
period 2018-10-07
Smart & Final Stores, Inc.
filed 2018-11-15
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 7, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at November 12, 2018
common stock, $0.001 par value	76,007,689

		PAGE

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of October 7, 2018 (unaudited) and December 31, 2017	3

	Condensed Consolidated Statements of Operations and Comprehensive Income for the sixteen and forty weeks ended October 7, 2018 and October 8, 2017 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the forty weeks ended October 7, 2018 and October 8, 2017 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the forty weeks ended October 7, 2018 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Forward-Looking Statements	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures		41

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	October 7, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,174	$71,671
Accounts receivable, less allowances of $177 and $177 at October 7, 2018 and December 31, 2017, respectively	37,937	33,019
Inventories	291,963	289,712
Prepaid expenses and other current assets	41,135	54,241
Total current assets	433,209	448,643

Property, plant, and equipment:
Land	8,816	10,076
Buildings and improvements	47,943	53,965
Leasehold improvements	367,869	346,181
Fixtures and equipment	447,511	421,912
Construction in progress	44,023	8,242
	916,162	840,376
Less accumulated depreciation and amortization	407,276	338,149
	508,886	502,227

Assets under capital leases	13,535	—
Capitalized software, net of accumulated amortization of $19,570 and $17,325 at October 7, 2018 and December 31, 2017, respectively	29,957	21,984
Other intangible assets, net	357,306	362,536
Goodwill	385,918	385,918
Equity investment in joint venture	16,746	15,380
Other assets	83,002	73,249
Total assets	$1,828,559	$1,809,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$235,551	$245,009
Accrued salaries and wages	34,227	36,216
Accrued expenses	111,026	100,639
Current portion of debt, less debt issuance costs	34,029	81,512
Total current liabilities	414,833	463,376

Obligations under capital leases	13,663	—
Long-term debt, less debt issuance costs	618,924	617,867
Deferred income taxes	39,487	38,095
Postretirement and postemployment benefits	118,796	127,649
Other long-term liabilities	199,387	159,904

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; Authorized shares — 10,000,000 Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000 Issued and outstanding shares - 75,987,863 and 74,120,113 at October 7, 2018 and December 31, 2017, respectively	76	74
Additional paid-in capital	517,395	506,098
Retained deficit	(68,493)	(78,160)
Accumulated other comprehensive loss	(25,509)	(24,966)
Total stockholders’ equity	423,469	403,046
Total liabilities and stockholders’ equity	$1,828,559	$1,809,937

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7, 2018	October 8, 2017	October 7, 2018	October 8, 2017

Net sales	$1,497,669	$1,457,353	$3,639,390	$3,502,657
Cost of sales, buying and occupancy	1,265,220	1,243,490	3,090,962	2,993,413
Gross margin	232,449	213,863	548,428	509,244

Operating and administrative expenses	209,890	195,285	507,892	474,021
Income from operations	22,559	18,578	40,536	35,223

Interest expense, net	13,250	11,229	32,165	27,738
Equity in earnings of joint venture	651	362	1,601	576
Income before income taxes	9,960	7,711	9,972	8,061

Income tax benefit (provision)	200	(2,605)	(305)	(419)
Net income	$10,160	$5,106	$9,667	$7,642

Basic income per share	$0.14	$0.07	$0.13	$0.11
Diluted income per share	$0.14	$0.07	$0.13	$0.10

Weighted average shares outstanding:
Basic	73,117,389	72,446,404	72,713,906	72,437,033
Diluted	74,446,660	74,253,374	74,071,704	75,588,182

Comprehensive income:
Net income	$10,160	$5,106	$9,667	$7,642
Derivative instruments:
(Loss) gain, net of income tax expense (benefit) of $0 and $127, respectively, for sixteen weeks ended; $(51) and $398, respectively, for forty weeks ended	—	190	(138)	596
Reclassification adjustments, net of income tax expense of $0 and $4, respectively, for sixteen weeks ended; $6 and $10, respectively, for forty weeks ended	—	6	15	14
Foreign currency translation	(514)	122	(420)	278
Other comprehensive (loss) income	(514)	318	(543)	888
Comprehensive income	$9,646	$5,424	$9,124	$8,530

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Forty Weeks Ended
	October 7, 2018	October 8, 2017

Operating activities
Net income	$9,667	$7,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,953	44,526
Amortization	31,293	30,522
Amortization of debt discount and debt issuance costs	1,601	1,485
Share-based compensation	10,057	8,504
Deferred income taxes	1,439	(506)
Equity in earnings of joint venture	(1,601)	(576)
Loss (Gain) on disposal of property, plant, and equipment	559	(50)
Asset impairment	3,182	1,430
Changes in operating assets and liabilities:
Accounts receivable, net	(4,918)	(3,858)
Inventories	(2,251)	7,391
Prepaid expenses and other assets	12,672	16,404
Accounts payable	(9,458)	(758)
Accrued salaries and wages	(1,989)	3,240
Other accrued liabilities	14,251	12,644
Net cash provided by operating activities	109,457	128,040

Investing activities
Purchases of property, plant, and equipment	(95,891)	(107,078)
Proceeds from disposal of property, plant, and equipment	33	1,850
Investment in capitalized software	(11,846)	(10,505)
Other	(231)	(579)
Net cash used in investing activities	(107,935)	(116,312)

Financing activities
Proceeds from exercise of stock options	1,885	3,780
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(645)	(1,826)
Fees paid in conjunction with debt financing	(180)	(154)
Borrowings on bank line of credit	47,000	63,000
Payments on bank line of credit	(93,000)	(57,000)
Payment on promissory note	(1,775)	—
Cash received from landlord related to financing lease obligations	35,696	—
Stock repurchases	—	(12,873)
Net cash used in financing activities	(11,019)	(5,073)

Net (decrease) increase in cash and cash equivalents	(9,497)	6,655
Cash and cash equivalents at beginning of period	71,671	54,235
Cash and cash equivalents at end of period	$62,174	$60,890

Cash paid during the period for:
Interest	$29,171	$26,191

Non-cash investing and financing activities
Software development costs incurred but not paid	$3,508	$331
Construction in progress costs incurred but not paid	18,511	26,093
Property acquired through capital and financing lease obligations	14,369	—

See notes to condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046
Issuance of restricted stock awards	1,370,576	1	—	—	—	1
Forfeiture of restricted stock awards	(25,334)	—	—	—	—	—
Share-based compensation	—	—	10,057	—	—	10,057
Stock option exercises	635,388	1	1,885	—	—	1,886
Vested restricted stock awards withheld on net share settlement	(112,880)	—	(645)	—	—	(645)
Net income	—	—	—	9,667	—	9,667
Other comprehensive loss	—	—	—	—	(543)	(543)
Balance at October 7, 2018	75,987,863	$76	$517,395	$(68,493)	$(25,509)	$423,469

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Smart Foodservice” banner. As of October 7, 2018, the Company operated 324 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of October 7, 2018.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of weighted-average cost (which approximates first-in, first-out (“FIFO”)) or net realizable value. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable, properties held for sale and other current assets.

As of October 7, 2018, the Company designated properties as held for sale in the amount of $11.0 million.

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

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive income.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 6, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, capitalized cloud computing implementation costs, liquor licenses and other miscellaneous assets.

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

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the condensed consolidated statements of operations and comprehensive income as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes share-based compensation cost as an expense over the award’s vesting period. As share-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive income of the Company is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. The Company’s forfeiture rate assumption used in determining its share-based compensation expense is estimated primarily based upon historical data. The actual forfeiture rate could differ from these estimates.

The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this “multiple award” method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 8, Share-Based Compensation.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the condensed consolidated statements of operations and comprehensive income on a net basis and, accordingly, are excluded from reported revenues.

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

Foreign Currency Translations

The Company’s joint venture in Mexico uses the Mexican Peso as its functional currency. The joint venture’s assets and liabilities are translated into U.S. dollars at the exchange rates prevailing at the balance sheet dates. Revenue and expense accounts are translated into U.S. dollars at average exchange rates during the year. Foreign exchange translation adjustments are included in “Accumulated other comprehensive loss” (“AOCL”),  which is reflected as a separate component of stockholders’ equity, in the accompanying condensed consolidated balance sheets.

Derivative Financial Instruments

The Company uses interest rate swaps to manage a portion of its exposure to adverse fluctuations in interest rates. The contracts are accounted for in accordance with accounting guidance for derivatives and hedging, which requires every derivative instrument to be recorded in the Company’s consolidated balance sheets as either an asset or liability measured at its fair value. The Company designates its interest rate swaps as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Accordingly, changes in estimated fair value related to the interest rate swaps are recognized in AOCL in the condensed consolidated statements of stockholders’ equity and recognized in Foreign Currency Translation (“FCT”) in the condensed consolidated statements of operations and comprehensive income when the hedged items affect earnings. The Company’s interest rate swap agreement expired on March 29, 2018.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of October 7, 2018, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 97.5% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $609.4 million as of October 7, 2018. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

3. Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 will require organizations that lease assets, referred to as “lessees”, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. A lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a financing or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require both types of leases to be recognized on the balance sheet. As a result, lessees will be required to put most leases on their balance sheets while recognizing expense on their income statements in a manner similar to current accounting. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates that the adoption of ASU 2016-02 will materially affect its consolidated balance sheets, with no material impact to its consolidated statements of operations. The Company is implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The Company plans to use the optional transition method allowed by ASU 2016-02, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption would be recorded in the opening balance sheet in the period of adoption. The Company also plans to elect to use the package of practical expedients which permits the Company to not reassess whether: a contract is or contains a lease, lease classification, and initial direct costs. The adoption of ASU 2016-02 is expected to result in a material increase to the Company’s condensed consolidated balance sheets for right-of-use assets and lease liabilities and enhanced disclosures.

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

In August 2018, the FASB issued ASU No. 2018-14, Compensation —Retirement Benefits —Defined Benefit Plans —General (Subtopic 715-20) —Disclosure Framework —Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted.  The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements or disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles —Goodwill and Other —Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350-40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

4. Debt

Current portion of debt at October 7, 2018 and December 31, 2017 was as follows (in thousands):

	October 7, 2018	December 31, 2017
Revolving Credit Facility	$35,000	$81,000
Promissory Note	—	1,775
Less:
Debt issuance costs	(971)	(1,263)
Total current portion of debt	$34,029	$81,512

Long-term debt at October 7, 2018 and December 31, 2017 was as follows (in thousands):

	October 7, 2018	December 31, 2017
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(1,939)	(2,298)
Discount on debt issuance	(4,137)	(4,835)
Total long-term debt	$618,924	$617,867

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

During the third quarter of 2016, the Company amended the Term Loan Facility (the “Fourth Amendment”) to increase the size of the Term Loan Facility by $30.1 million, from $594.9 million to $625.0 million, and to extend the original November 15, 2019 maturity date to November 15, 2022. Additionally, in connection with the Fourth Amendment, the Eurocurrency Borrowings applicable margin increased from 3.25% to 3.50%. As of October 7, 2018 and December 31, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 5.66% and 5.20%, respectively.

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

At October 7, 2018 and December 31, 2017, the alternate base rate was 5.00% and 4.50%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 5.25% and 4.75%, respectively. The calculated borrowing base of the Revolving Credit Facility was $201.7 million and $206.9 million at October 7, 2018 and December 31, 2017, respectively.

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $47.1 million and $36.2 million outstanding as of October 7, 2018 and December 31, 2017, respectively. As of October 7, 2018 and December 31, 2017, the amount available for borrowing under the Revolving Credit Facility was $117.9 million and $82.8 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of October 7, 2018 and December 31, 2017, no trigger event had occurred.

During the third quarter of 2017, the Company entered into a Promissory Note to purchase certain real property for $1.8 million that is financed by the seller. During the third quarter of 2018, the Company repaid the Promissory Note in full.

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at October 7, 2018
Description	Total as of October 7, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$546	$546	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,505	3,505	—	—
Other assets—deferred compensation plan investment in Sprouts and other	6,027	6,027	—	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(19,951)	(2,553)	(17,398)	—
Total	$(9,873)	$7,525	$(17,398)	$—

Level 1 Investments include money market funds of $0.5 million, market index funds of $3.5 million and an investment in Sprouts and other of $6.0 million with the corresponding deferred compensation liabilities of $2.6 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $17.4 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets.

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

6. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory qualified defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the majority of the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008. As of October 7, 2018, there were approximately 450 hourly paid employees in the Company’s distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7,	October 8,	October 7,	October 8,
	2018	2017	2018	2017
Service cost	$700	$604	$1,564	$1,397
Interest cost	3,135	2,958	7,000	6,837
Expected return on plan assets	(3,735)	(3,117)	(8,341)	(7,204)
Amortization of net actuarial loss	67	191	149	441
Net periodic benefit cost	$167	$636	$372	$1,471

During the forty weeks ended October 7, 2018, the Company made a $8.9 million in contributions to the Single-Employer Plan. The Company’s minimum required total contribution was approximately $8.8 million during fiscal year 2018. The Company does not expect to make any additional contributions in fiscal year 2018.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7,	October 8,	October 7,	October 8,
	2018	2017	2018	2017
Interest cost	$308	$336	$771	$839
Net periodic benefit cost	$308	$336	$771	$839

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7,	October 8,	October 7,	October 8,
	2018	2017	2018	2017
Service cost	$154	$154	$385	$385
Interest cost	185	185	462	462
Net periodic benefit cost	$339	$339	$847	$847

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

The Company’s effective tax rate for the forty weeks ended October 7, 2018 and October 8, 2017 was 3.1% and 5.2%, respectively. The Company recorded income tax expense of $305,000 for the forty weeks ended October 7, 2018 on income before income taxes of $10.0 million. Income tax expense for the forty weeks ended October 7, 2018 was different than the U.S. federal statutory income tax rate of 21% primarily due to favorable “return-to-provision” adjustments and certain tax credits, partially offset by the unfavorable impact of the new executive compensation limitations, state income tax expense, stock option award exercises and vesting of restricted stock awards. The Company recorded income tax expense of $419,000 for the forty weeks ended October 8, 2017 on income before income taxes of $8.1 million. The income tax expense for the forty weeks ended October 8, 2017 was different than the U.S. federal statutory income tax rate of 35% primarily due to favorable excess tax benefits from stock option award exercises and restricted stock vesting, partially offset by the unfavorable impact of executive compensation limitations and state income tax expense.

On the enactment date of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As of December 31, 2017, the Company was able to reasonably estimate certain Tax Act effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of certain deferred tax assets and liabilities. As of October 7, 2018, the Company finalized the accounting for the federal transition tax liability and recorded a measurement period adjustment for the change from our provisional estimate, which resulted in a tax benefit of $153,000. The Company’s accounting for the Tax Act is incomplete for the remeasurement of deferred taxes and the previously disclosed provisional amount continues to be provisional and will be adjusted, if necessary, based on our ongoing analysis of the Tax Act and new regulatory guidance or other interpretations of the Tax Act. The accounting for this item must be completed within the measurement period defined by SAB 118, not longer than one year from the period in which the Tax Act was enacted.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The Company’s federal tax return for the 2016 fiscal year was under examination by the Internal Revenue Service (“IRS”) but this examination has been subsequently closed by the IRS. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013. The tax years which remain subject to examination or are being examined by major tax jurisdictions as of October 7, 2018 include fiscal years 2013 through 2016 for state purposes and 2014, 2015, 2016 and 2017 for federal purposes.

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

On May 7, 2018, May 14, 2018 and July 30, 2018, the compensation committee of SFSI’s board of directors (the “Compensation Committee”) granted a total of 1,370,576 shares of restricted stock to certain management employees and non-employee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest in full one year from May 14, 2018, these awards vest in equal tranches of one-third each year over a three-year period on dates established by the Compensation Committee. During the forty weeks ended October 7, 2018, 112,880 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the forty weeks ended October 7, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	1,954,604	$11.38
Granted	1,370,576	4.97
Forfeited	(25,334)	9.59
Vested	(543,988)	13.04
Outstanding at October 7, 2018	2,755,858	$7.88

The Company recorded share-based compensation expense related to the restricted stock awards of $2.9 million and $2.6 million for the sixteen weeks ended October 7, 2018 and October 8, 2017, respectively, and $7.8 million and $5.0 million for the forty weeks ended October 7, 2018 and October 8, 2017, respectively. As of October 7, 2018, the unrecognized compensation cost was $12.4 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.73 years.

On July 30, 2018, the Committee granted stock options to purchase up to a total of 12,593 shares of Common Stock to a certain management employee under the 2014 Incentive Plan. These awards vest in equal installments of 25% each year over a four-year period from dates established by the Committee subject to continuous employment with the Company.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the forty weeks ended October 7, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,254,544	$12.89	7.67 years	$—
Granted	12,593	5.95
Forfeited	(54,652)	12.54
Exercised	—	—
Expired	(14,656)	13.26
Outstanding at October 7, 2018	3,197,829	$12.86	6.92 years	$—
Exercisable at October 7, 2018	1,945,169	$12.65	6.47 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The Company’s ticker symbol on the New York Stock Exchange is SFS.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $0.7 million and $1.3 million for the sixteen weeks ended October 7, 2018 and October 8, 2017, respectively, and $2.3 million and $2.8 million for the forty weeks ended October 7, 2018 and October 8, 2017, respectively. As of October 7, 2018, the unrecognized compensation cost was $2.2 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 1.38 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the forty weeks ended October 7, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	4,482,570	$6.58	5.10 years	$8,809
Forfeited	—	—
Exercised	(110,922)	5.27
Cancelled	—	—
Expired	(67,260)	6.59
Outstanding at October 7, 2018	4,304,388	$6.62	4.33 years	$—
Exercisable at October 7, 2018	4,304,388	$6.62	4.33 years	$—

The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0 and $0.3 million for the sixteen weeks ended October 7, 2018 and October 8, 2017, respectively, and $0.1 million and $0.6 million for the forty weeks ended October 7, 2018 and October 8, 2017, respectively. As of October 7, 2018, there was no unrecognized compensation cost.

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

The following table summarizes the Rollover Option activity for the forty weeks ended October 7, 2018 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,127,920	$2.50	0.99 years
Forfeited	—	—
Exercised	(524,466)	2.48
Cancelled	—	—
Expired	—	—
Outstanding at October 7, 2018	603,454	$2.51	0.25 years	$—
Exercisable at October 7, 2018	603,454	$2.51	0.25 years	$—

9. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component for the forty weeks ended October 7, 2018 (in thousands):

	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at December 31, 2017	$(22,776)	$101	$(2,291)	$(24,966)
OCI before reclassification	—	(138)	(420)	(558)
Amounts reclassified out of AOCL	—	15	—	15
Net current period OCI	—	(123)	(420)	(543)
Balance at October 7, 2018	$(22,776)	$(22)	$(2,711)	$(25,509)

The following table represents the items reclassified out of each component of AOCL and the related tax effects for the forty weeks ended October 7, 2018 (in thousands):

Details about AOCL Components	Amount Reclassified from AOCL	Location within Statement of Operations and Comprehensive Income
Income on cash flow hedges
Interest rate swaps	$21	Interest income (expense)
	21	Total before income taxes
	(6)	Income tax (provision) benefit
	$15	Reclassification of adjustments, net of tax
Total reclassifications for the forty weeks ended October 7, 2018	$15	Total reclassifications, net of tax

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

For the sixteen weeks ended October 7, 2018, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$1,144,090	$353,579	$—	$1,497,669
Cost of sales, distribution and store occupancy	961,575	300,999	2,646	1,265,220
Operating and administrative expenses	159,742	25,660	24,488	209,890
Income (loss) from operations	$22,773	$26,920	$(27,134)	$22,559
As of October 7, 2018:
Total assets	$1,695,259	$458,194	$(324,894)	$1,828,559
Intercompany receivable (payable)	$289,544	$76,258	$(365,802)	$—
Investment in joint venture	$—	$—	$16,746	$16,746
Goodwill	$181,338	$204,580	$—	$385,918
For the sixteen weeks ended October 7, 2018:
Capital expenditures	$27,747	$6,759	$7,806	$42,312
Depreciation and amortization	$25,899	$1,682	$2,248	$29,829

For the sixteen weeks ended October 8, 2017, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$1,115,234	$342,119	$—	$1,457,353
Cost of sales, distribution and store occupancy	948,476	292,502	2,512	1,243,490
Operating and administrative expenses	145,410	23,972	25,903	195,285
Income (loss) from operations	$21,348	$25,645	$(28,415)	$18,578
For the sixteen weeks ended October 8, 2017:
Capital expenditures	$38,699	$5,201	$4,201	$48,101
Depreciation and amortization	$26,962	$1,698	$2,391	$31,051

For the forty weeks ended October 7, 2018, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$2,807,739	$831,651	$—	$3,639,390
Cost of sales, distribution and store occupancy	2,374,313	710,016	6,633	3,090,962
Operating and administrative expenses	385,179	62,329	60,384	507,892
Income (loss) from operations	$48,247	$59,306	$(67,017)	$40,536
For the forty weeks ended October 7, 2018:
Capital expenditures	$76,783	$14,990	$15,964	$107,737
Depreciation and amortization	$66,403	$4,480	$5,363	$76,246

For the forty weeks ended October 8, 2017, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$2,716,337	$786,320	$—	$3,502,657
Cost of sales, distribution and store occupancy	2,311,878	675,007	6,528	2,993,413
Operating and administrative expenses	357,112	57,579	59,330	474,021
Income (loss) from operations	$47,347	$53,734	$(65,858)	$35,223
For the forty weeks ended October 8, 2017:
Capital expenditures	$93,503	$11,575	$12,505	$117,583
Depreciation and amortization	$64,982	$3,975	$6,091	$75,048

11. Commitments and Contingencies

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

A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations is as follows (in thousands, except per share amounts):

	Sixteen Weeks Ended		Forty Weeks Ended
	October 7,	October 8	October 7,	October 8,
	2018	2017	2018	2017

Net income	$10,160	$5,106	$9,667	$7,642

Weighted average shares outstanding for basic EPS	73,117,389	72,446,404	72,713,906	72,437,033
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	1,329,271	1,806,970	1,357,798	3,151,149
Weighted average shares and share equivalents outstanding for diluted EPS	74,446,660	74,253,374	74,071,704	75,588,182

Basic earnings per share	$0.14	$0.07	$0.13	$0.11
Diluted earnings per share	$0.14	$0.07	$0.13	$0.10

Potentially dilutive securities representing 6,301,675 shares of Common Stock for the sixteen weeks ended October 7, 2018 and 6,441,045 shares of Common Stock for the sixteen weeks ended October 8, 2017 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Potentially dilutive securities representing 6,501,271 shares of Common Stock for the forty weeks ended October 7, 2018 and 3,623,034 shares of Common Stock for the forty weeks ended October 8, 2017 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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

Business Overview

We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary and highly productive store banners. Our Smart & Final stores focus on both household and business customers, and our Smart Foodservice (formerly known as Cash & Carry Smart Foodservice ) stores focus primarily on business customers. As of October 7, 2018, we operated 324 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at “everyday low prices.”

As of October 7, 2018, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient, easy-to-shop format.

Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched an initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of October 7, 2018, we operated 199 Extra! stores of which 104 represent conversions or relocations of  legacy Smart & Final stores and 95 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

As of October 7, 2018, we also operated 64 Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 12 new Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

In both store banners, we are actively investing in increasing online sales, including both direct delivery to customers through partner services and using buy online, pick up in store models. As of October 7, 2018, we offered direct delivery or pick up in store options across nearly our entire geographic footprint and fulfil these orders in over 98% of our Smart & Final stores and Smart Foodservice stores.

We believe that our “everyday low prices”, unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Outlook

We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. During the first three quarters of 2018 we opened three new Extra! stores, relocated two legacy Smart & Final stores to Extra! format stores and did not convert any legacy Smart & Final stores to Extra! format stores. Our 2018 store development plans anticipate one additional new Extra! store. We plan to opportunistically continue to expand our larger legacy Smart & Final stores to our Extra! format and invest in our legacy Smart & Final stores that are not candidates for conversion to the Extra! format by completing major remodel projects and targeted relocations. We also plan to open two additional Smart Foodservice stores in 2018.

In 2019, we plan to open two to three additional Smart & Final Extra! stores and relocate or expand up to three legacy Smart & Final stores to Extra! format stores. We also plan to open four to five new Smart Foodservice stores in 2019.

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

Pricing Strategy and Investments in “Everyday Low Prices”

We have a commitment to “everyday low prices”, which we believe positions both our Smart & Final and Smart Foodservice stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Smart Foodservice stores is targeted to be substantially lower than our foodservice delivery competitors, with no membership fee requirement and greater price transparency to customers with no minimum order size, and competitive with typical warehouse clubs.

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

As of October 7, 2018, we had a portfolio of approximately 3,100 private label items, which represented 28% of our Smart & Final banner sales for the forty weeks ended October 7, 2018. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of fiscal year 2015 and continuing through the first quarter of fiscal year 2017, we experienced deflation in certain food and non-food commodities. Market dynamics caused us to pass cost decreases through to customers, which negatively impacted sales growth and income from operations in certain categories, primarily in proteins, but also in high volume categories like cheese and fresh produce. In the second quarter of fiscal year 2017, we began to experience modest inflation in some of the food and non-food products we sell, which continued through the second quarter of fiscal year 2018. In the third quarter of fiscal year 2018 deflation in certain food and non-food commodities returned, and we expect such deflation to continue for the remainder of fiscal year 2018.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of October 7, 2018, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Sixteen Weeks Ended				Forty Weeks Ended
	October 7, 2018		October 8, 2017		October 7, 2018		October 8, 2017
	(Dollars in thousands, except per share)
Net sales	$1,497,669	100.0%	$1,457,353	100.0%	$3,639,390	100.0%	$3,502,657	100.0%
Cost of sales, buying and occupancy	1,265,220	84.5%	1,243,490	85.3%	3,090,962	84.9%	2,993,413	85.5%
Gross margin	232,449	15.5%	213,863	14.7%	548,428	15.1%	509,244	14.5%
Operating and administrative expenses	209,890	14.0%	195,285	13.4%	507,892	14.0%	474,021	13.5%
Income from operations	22,559	1.5%	18,578	1.3%	40,536	1.1%	35,223	1.0%
Interest expense, net	13,250	0.8%	11,229	0.8%	32,165	0.8%	27,738	0.8%
Equity in earnings of joint venture	651	—%	362	—%	1,601	—%	576	—%
Income before income taxes	9,960	0.7%	7,711	0.5%	9,972	0.3%	8,061	0.2%
Income tax benefit (provision)	200	0.0%	(2,605)	(0.1)%	(305)	0.0%	(419)	0.0%
Net income	$10,160	0.7%	$5,106	0.4%	$9,667	0.3%	$7,642	0.2%
Per Share Data:
Earnings per share:
Net income per share - Basic	$0.14		$0.07		$0.13		$0.11
Net income per share - Diluted	$0.14		$0.07		$0.13		$0.10

Other Operating Data

Comparable store sales growth	0.6%		1.5%		1.0%		0.4%
Smart & Final banner	0.2%		1.0%		0.3%		0.1%
Smart Foodservice banner	2.0%		3.4%		3.4%		1.3%
Stores at end of period	324		316		324		316
Smart & Final banner	260		253		260		253
Extra! format	199		183		199		183
Smart Foodservice banner	64		63		64		63

Sixteen Weeks Ended October 7, 2018 Compared to the Sixteen Weeks Ended October 8, 2017

Net Sales

Net sales for the sixteen weeks ended October 7, 2018 increased $40.3 million, or 2.8%, to $1,497.7 million as compared to $1,457.4 million for the sixteen weeks ended October 8, 2017. This increase in net sales was attributable to net sales of $31.3 million from the opening of eleven new stores since third quarter 2017 and a comparable store sales increase of $9.0 million in our store banners.

For the sixteen weeks ended October 7, 2018, comparable store sales increased 0.6% as compared to the sixteen weeks ended October 8, 2017. This increase in comparable store sales was attributable to an increase in comparable average transaction size of 1.9% partially offset by a decrease in comparable transaction count of 1.3%.

For the sixteen weeks ended October 7, 2018, net sales for our Smart & Final segment increased $28.9 million, or 2.6%, to $1,144.1 million as compared to $1,115.3 million for the sixteen weeks ended October 8, 2017. Comparable store sales for our Smart & Final segment increased 0.2% as compared to the sixteen weeks ended October 8, 2017. This increase in comparable store sales was attributable to an increase in comparable average transaction size of 1.6% partially offset by a decrease in comparable transaction count of 1.4%.

For the sixteen weeks ended October 7, 2018, net sales for our Smart Foodservice segment increased $11.5 million, or 3.3%, to $353.6 million as compared to $342.1 million for the sixteen weeks ended October 8, 2017. Comparable store sales for our Smart Foodservice segment increased 2.0% as compared to the sixteen weeks ended October 8, 2017. This increase in comparable store sales was attributable to an increase in comparable average transaction size of 2.1% partially offset by a decrease in comparable transaction count of 0.2%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the sixteen weeks ended October 7, 2018 increased $18.6 million, or 8.7%, to $232.4 million as compared to $213.9 million for the sixteen weeks ended October 8, 2017. The increase in gross margin attributable to increased sales was $5.9 million, and $12.7 million was attributable to increased gross margin rate. As a percentage of sales, gross margin was 15.5% for the sixteen weeks ended October 7, 2018 as compared to 14.7% for the sixteen weeks ended October 8, 2017. Compared to the sixteen weeks ended October 8, 2017, gross margin as a percentage of sales for the sixteen weeks ended October 7, 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.93% (consisting of a 0.82% increase related to our Smart & Final segment, and a 0.11% increase related to our Smart Foodservice segment). Warehouse and transportation costs as a percentage of sales increased 0.12% (representing a 0.11% increase related to our Smart & Final segment and a 0.01% increase related to our Smart Foodservice segment). Store occupancy costs as a percentage of sales decreased 0.04% (consisting of a decrease of 0.03% related to our Smart & Final segment and a 0.01% decrease related to our Smart Foodservice segment). This decrease in our Smart & Final segment included a decrease of 0.12% related to stores locations opened prior to 2015, partially offset by a 0.09% increase related to stores opened in 2015 through third quarter 2017.

Operating and Administrative Expenses

Operating and administrative expenses for the sixteen weeks ended October 7, 2018 increased $14.6 million, or 7.5%, to $209.9 million, as compared to $195.3 million for the sixteen weeks ended October 8, 2017. The increase in operating and administrative expenses was primarily due to $9.7 million increase in wages, fringe benefits and incentive bonus costs, $4.5 million increase in other store direct expenses, $0.3 million increase in marketing costs, $0.8 million increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, $0.2 million increase in public company costs and $0.5 million increase in costs associated with store closures and asset impairment costs. These increases were partially offset by a $0.6 million decrease in share-based compensation expense associated with our equity compensation program and a $0.8 million decrease in other expenses.

As a percentage of sales, operating and administrative expenses for the sixteen weeks ended October 7, 2018 increased 0.6% to 14.0% as compared to 13.4% for the sixteen weeks ended October 8, 2017. Operating and administrative expenses, as a percentage of sales, increased by 0.43% due to increased wages, benefits and incentive bonuses (including a 0.37% increase related to our Smart & Final segment and 0.06% increase related to our Smart Foodservice segment), 0.22% increase due to other store direct expenses (primarily related to our Smart & Final segment), 0.03% increase in costs related to store closures and asset impairment costs, 0.06% increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and 0.01% increase in public company costs. These increases were offset by a 0.05% decrease in share-based compensation expense associated with our equity compensation program and a 0.07% decrease in other expenses.

Interest Expense, Net

Interest expense for the sixteen weeks ended October 7, 2018 increased $2.0 million, or 18.0%, to $13.3 million as compared to $11.2 million for the sixteen weeks ended October 8, 2017. This increase in interest expense was primarily due to increased average debt outstanding and a slight increase in interest rate.

Income Tax Provision

Our income tax provision for the sixteen weeks ended October 7, 2018 decreased $2.8 million to a $0.2 million income tax benefit as compared to a $2.6 million income tax provision for the sixteen weeks ended October 8, 2017. The effective income tax rate, excluding the equity in earnings of our joint venture, for the sixteen weeks ended October 7, 2018 was an income tax benefit of 2.2% as compared to an income tax provision of 35.5% for the sixteen weeks ended October 8, 2017. The effective tax rate for the sixteen weeks ended October 7, 2018 was lower primarily due to the federal income tax rate cut from 35% to 21% and the favorable adjustment resulting from the reconciliation of our 2017 tax return as filed to our 2017 tax provision, partially offset by the unfavorable impact of the new executive compensation limitations and vesting of restricted stock awards as compared to the sixteen weeks ended October 8, 2017.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the sixteen weeks ended October 7, 2018 was $0.7 million as compared to $0.4 million for the sixteen weeks ended October 8, 2017.

Forty Weeks Ended October 7, 2018 Compared to the Forty Weeks Ended October 8, 2017

Net Sales

Net sales for the forty weeks ended October 7, 2018 increased $136.7 million, or 3.9%, to $3,639.4 million as compared to $3,502.7 million for the forty weeks ended October 8, 2017. This increase in net sales was primarily attributable to net sales of $101.8 million from the opening of eleven new stores since third quarter 2017 and a comparable store sales increase of $34.9 million in our store banners.

Comparable store sales for the forty weeks ended October 7, 2018 increased 1.0% as compared to the forty weeks ended October 8, 2017. This increase in comparable store sales was primarily attributable to an increase in comparable average transaction size of 2.4% partially offset by a decrease in comparable transaction count of 1.4%.

For the forty weeks ended October 7, 2018, net sales for our Smart & Final segment increased $91.4 million, or 3.4%, to $2,807.7 million as compared to $2,716.4 million for the forty weeks ended October 8, 2017. Comparable store sales for our Smart & Final segment increased 0.3% as compared to the forty weeks ended October 8, 2017, primarily attributable to an increase in comparable average transaction size of 1.9%, partially offset by a decrease in comparable transaction count of 1.6%.

For the forty weeks ended October 7, 2018, net sales for our Smart Foodservice segment increased $45.3 million, or 5.8%, to $831.7 million as compared to $786.3 million for the forty weeks ended October 8, 2017. Comparable store sales for our Smart Foodservice segment increased 3.4% as compared to the forty weeks ended October 8, 2017, primarily attributable to an increase in comparable average transaction size of 3.4%, while comparable transaction count remained the same.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the forty weeks ended October 7, 2018 increased $39.2 million, or 7.7%, to $548.4 million as compared to $509.2 million for the forty weeks ended October 8, 2017. The increase in gross margin attributable to increased sales was $19.9 million, and the other $19.3 million increase was primarily attributable to increased gross margin rate. As a percentage of sales, gross margin was 15.1% for the forty weeks ended October 7, 2018 compared to 14.5% for the forty weeks ended October 8, 2017. Compared to the forty weeks ended October 8, 2017, gross margin as a percentage of sales for the forty weeks ended October 7, 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales accounting for an increase of 0.63% (including an increase of 0.44% related to our Smart & Final segment and 0.19% increase related to our Smart Foodservice segment). Warehouse and transportation costs as a percentage of sales increased 0.07% (representing a 0.05% increase related to our Smart & Final segment, and a 0.02% increase related to our Smart Foodservice segment). Store occupancy costs as a percentage of sales increased 0.04% (consisting of an increase of 0.02% related to our Smart & Final segment and a 0.02% increase related to our Smart Foodservice segment). This increase in our Smart & Final segment included an increase of 0.11% related to stores opened in 2015 through third quarter 2017, partially offset by a 0.09% decrease related to store locations opened prior to 2015.

Operating and Administrative Expenses

Operating and administrative expenses for the forty weeks ended October 7, 2018 increased $33.9 million, or 7.1%, to $507.9 million, as compared to $474.0 million for the forty weeks ended October 8, 2017.  The increase in operating and administrative expenses was primarily due to a $20.1 million increase in wages, fringe benefits and incentive bonus costs, $6.7 million increase in other store direct expenses, $1.6 million increase in share-based compensation expense associated with our equity compensation program, $0.5 million increase in marketing costs, $1.7 million increase in costs associated with store closure and asset impairment costs, $1.1 million increase in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and $2.3 million increase in other expenses mainly due to higher information technology consulting fees.

As a percentage of sales, operating and administrative expenses for the forty weeks ended October 7, 2018 increased 0.5% to 14.0% as compared to 13.5% for the forty weeks ended October 8, 2017.  Operating and administrative expenses as a percentage of sales, increased by 0.24% due to increased wages, benefits and incentive bonuses (including 0.17% increase related to our  Smart & Final segment and  0.07%  increase related to our Smart Foodservices segment),  0.03% due to increased share-based compensation expense associated with our equity compensation program, 0.07% due to an increase in other store direct expenses (primarily related to our Smart & Final segment), 0.04% increase in costs related to store closures and asset impairment costs, 0.03% due to expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, and 0.03% due to increased other expenses primarily due to higher information technology consulting fees. These increases were offset by a 0.02% decrease in marketing costs.

Interest Expense, Net

Interest expense for the forty weeks ended October 7, 2018 increased $4.4 million, or 16.0%, to $32.2 million as compared to $27.7 million for the forty weeks ended October 8, 2017. This increase in interest expense was primarily due to both increased average debt outstanding and interest rate.

Income Tax Provision

Our income tax provision for the forty weeks ended October 7, 2018 decreased $0.1 million to a provision of $0.3 million as compared to a $0.4 million provision for the forty weeks ended October 8, 2017. The effective income tax rate, excluding the equity in earnings of our joint venture, for the forty weeks ended October 7, 2018 was a provision of 3.1% as compared to a provision of 5.6% for the forty weeks ended October 8, 2017. The effective tax rate for the forty weeks ended October 7, 2018 was primarily due to the favorable impact of the federal income tax rate cut from 35% to 21%, the adjustment resulting from the reconciliation of our 2017 tax return as filed to our 2017 tax provision and certain tax credits, partially offset by the unfavorable impact of the new executive compensation limitations, state income tax expense and the vesting of restricted stock awards. The effective tax rate for the forty weeks ended October 8, 2017 was primarily impacted by favorable excess tax benefits from stock option award exercises and restricted stock vesting, partially offset by the unfavorable impact of executive compensation limitations and state income tax expense.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the forty weeks ended October 7, 2018 was $1.6 million as compared to $0.6 million for the forty weeks ended October 8, 2017.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of October 7, 2018, we had $35.0 million drawn under our Revolving Credit Facility and $62.2 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Forty Weeks Ended October 7, 2018	Forty Weeks Ended October 8, 2017
Cash and cash equivalents at end of period	$62,174	$60,890
Cash provided by operating activities	109,457	128,040
Cash used in investing activities	(107,935)	(116,312)
Cash used in financing activities	(11,019)	(5,073)

Operating Activities

Cash flows from operating activities consist of net income adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the forty weeks ended October 7, 2018 and October 8, 2017 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the forty weeks ended October 7, 2018 decreased $18.6 million to $109.5 million as compared to $128.0 million for the forty weeks ended October 8, 2017. This decrease was primarily attributable to higher working capital. During the forty weeks ended October 7, 2018, we made cash interest payments of $29.2 million and cash pension contributions of $8.9 million, as compared to cash interest payments of $26.2 million and cash pension contributions of $9.7 million during the forty weeks ended October 8, 2017.

Investing Activities

Cash used in investing activities decreased $8.4 million to $107.9 million for the forty weeks ended October 7, 2018 as compared to $116.3 million in the forty weeks ended October 8, 2017. This decrease was primarily attributable to a $11.2 million decrease in capital expenditures for property, plant and equipment, a $1.8 million decrease in proceeds on sale of assets and a $0.3 million decrease in other, partially offset by a $1.3 million increase in capital expenditures for capitalized software.

Financing Activities

Cash used in financing activities increased $5.9 million to $11.0 million for the forty weeks ended October 7, 2018, as compared to cash used of $5.1 million for the forty weeks ended October 8, 2017. This increase was primarily attributable to $52.0 million reduction in net borrowings on our Revolving Credit Facility, a $1.9 million decrease in proceeds from exercise of stock options, and a $1.8 million reduction in borrowings associated with a promissory note, partially offset by a $35.7 million increase in cash from landlord related to financing lease obligations, a $12.9 million decrease in cash used for repurchases of Common Stock, and a $1.2 million reduction in payment of minimum withholding taxes on net share settlement of stock option exercises.

At October 7, 2018, we had cash and cash equivalents of $62.2 million, stockholders’ equity of $423.5 million and debt, less debt issuance costs, of $653.0 million. At October 7, 2018, we had working capital of $18.4 million as compared to $35.6 million of negative working capital at October 8, 2017, primarily due to reduction of Revolving Credit Facility.

Contractual Obligations

The following table sets forth our future payments due by period of our contractual obligations as of October 7, 2018, in thousands:

	Total	Less than one year	1 - 3 Years	3 - 5 Years	Thereafter
Long-term debt	$660,000	$35,000	$—	$625,000	$—
Interest on long-term debt	168,985	39,236	84,322	45,427	—
Operating leases	1,469,354	139,629	270,448	225,395	833,882
Capital and financing lease obligations	56,881	3,189	6,378	6,622	40,692
Total contractual obligations	$2,355,220	$217,054	$361,148	$902,444	$874,574

The primary changes in our contractual obligations as of October 7, 2018 as compared to our contractual obligations as of December 31, 2017 relate to additional leases entered into primarily related to our new store growth, partially offset by payments made in the forty weeks ended October 7, 2018.

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

Off-Balance Sheet Arrangements

As of October 7, 2018, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to be recognized in the condensed consolidated statements of operations and comprehensive income as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option’s expected term and price volatility of the underlying stock. The methods used to develop our assumptions are discussed further in Note 8, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

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

Inventories

Inventories consist of merchandise purchased for resale which is stated at the lower of the weighted-average cost (which approximates first-in, first-out (“FIFO”)) or net realizable value. We provide for estimated inventory losses between physical inventory counts at our stores based upon historical inventory losses as a percentage of sales. Physical inventory counts are conducted on a recurring and frequent basis throughout the year. The provision for inventory loss is adjusted periodically to reflect updated trends of actual physical inventory count results. Historically, our actual physical inventory count results have shown our estimates to be materially reliable. We do not believe there is a reasonable likelihood that changes in our estimates will have a material effect on our financial condition or results of operations in future periods.

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

Interest Rate Market Risk

Based on our variable rate debt balance as of October 7, 2018, a 1% increase in interest rates would increase our annual interest cost by approximately $6.3 million. A decrease of 1% in interest rates would decrease our annual interest cost by $6.3 million regardless of the interest rate floor that exists on the Term Loan Facility. As our interest rate hedge expired on March 29, 2018, there are no hedges in place that would impact or offset the interest expense due to rate sensitivity.

Foreign Currency Exchange Rate Market Risk

We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure, as of October 7, 2018, is primarily related to our $16.7 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of October 7, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During our quarter ended October 7, 2018, we implemented an enterprise resource planning (ERP) software program, SAP, to replace our prior ERP system. In conjunction with the implementation of SAP, we modified the design, operation and documentation of certain internal controls over financial reporting. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SMART & FINAL STORES, INC.
(Registrant)

November 14, 2018	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

November 14, 2018	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)