Form 10-K
period 2018-12-30
Smart & Final Stores, Inc.
filed 2019-03-15
CIK 1563407

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company☐

          If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 17, 2018 was approximately $144,005,225.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 12, 2019
common stock, $0.001 par value	76,524,529

Documents Incorporated by Reference:

          Portions of the registrant's definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year ended December 30, 2018.

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

PART I

Item 1.    Business.

Who We Are

        We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary store banners. Our Smart & Final stores focus on both household and business customers, and our Smart Foodservice (formerly known as Cash & Carry Smart Foodservice) stores focus primarily on business customers. As of December 30, 2018, we operated 326 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices."

        As of December 30, 2018, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a broad selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient easy-to-shop format.

        Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched a transformational initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of December 30, 2018, we operated 201 Extra! stores of which 105 represent conversions or relocations of legacy Smart & Final stores and 96 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

        As of December 30, 2018, we also operated 66 Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 14 new Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

        In both store banners, we are actively investing in increasing online sales, including both direct delivery to customers through partner services and using buy online, pick up-in-store models. As of December 30, 2018, we offered direct delivery or pick up-in-store options across nearly our entire geographic footprint and fulfill these orders in over 98% of our Smart & Final stores and Smart Foodservice stores.

        We believe that our "everyday low prices", unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Corporate History and Structure

        Smart & Final is one of the longest continuously operated food retailers in the United States and has become an iconic brand name in the markets we serve. We were founded in Los Angeles in 1871 as Hellman-Haas Grocery Company, a wholesale grocery supplier to businesses. We changed our name to Smart & Final Wholesale Grocers in the early 1900s after a merger with Santa Ana Grocery Company, a wholesale grocer founded by J.S. Smart and H.D. Final. In the years that followed, we expanded the Smart & Final banner throughout California and into Nevada and Arizona. In 1998, we acquired the Portland, Oregon-based Smart Foodservice store chain. Since the Smart Foodservice acquisition, we have operated as a multi-banner food retailer.

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

        On September 29, 2014, we completed an initial public offering of our common stock. As of December 30, 2018, Ares held approximately 60% of our common stock.

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

        Our Smart Foodservice stores primarily operate in the U.S. foodservice supply industry, which includes a variety of distribution channels, including foodservice delivery companies, warehouse club-style stores, online retailers and other specialty stores. The U.S. foodservice market continues to benefit from increased consumer spending on food-away-from-home as consumers seek greater convenience. We believe our Smart Foodservice stores are well positioned to serve a broad range of foodservice customers, including small restaurants, food trucks, caterers, and smaller foodservice users such as day care operators. We believe that many of these customers require smaller volume orders than a typical direct-delivery foodservice customer, such as a larger restaurant, and are well-served by our convenience and selection.

What Makes Us Different

        We believe that the following competitive strengths position us for continuing growth as food shoppers increasingly focus on value and convenience:

        Unique platform that appeals to household and business customers.    We serve a diverse demographic of customers including households, businesses and community groups through our complementary Smart & Final and Smart Foodservice banners. We offer a differentiated, highly convenient shopping experience with an emphasis on quality and value. We provide an easy-to-shop, no-frills, in-store environment in a smaller physical footprint compared to typical warehouse clubs, but with a greater SKU selection, which both simplifies and expedites our customers' shopping experience.

        Sales at our Smart & Final stores benefit from a large base of diverse business customers. Our internal surveys and analysis indicate that our business customers typically shop Smart & Final for both their household and business needs and account for approximately 30% of our Smart & Final sales. On average, these business customers spend approximately twice as much per visit (including purchases of household SKUs) as our typical household customers. We believe our household customers enjoy "shopping with the pros" because it reinforces the perception of value, quality and selection. At Smart Foodservice, we believe our business customers appreciate our accessible locations and consistent shopping experience, where they shop for both everyday and supplemental business needs.

        Distinctive and value-focused merchandise offering, delivered through two store banners.    Our Smart & Final stores feature a comprehensive grocery offering at "everyday low prices," including high quality perishables, extensive selections of private label and national brand products and a large selection of warehouse club-pack sizes (over 3,800 SKUs). With approximately 16,000 SKUs in our Extra! stores and approximately 12,000 SKUs in our legacy Smart & Final stores, each of our Smart & Final store formats offers a wider variety of products than typical warehouse clubs. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. Unlike warehouse clubs, we do not require customers to pay a membership fee. Our differentiated merchandising strategy also includes established private label brands and an extensive portfolio of national brand products in a broad range of product sizes. In fiscal year 2018, sales of private label items were approximately 28% of Smart & Final banner sales, and based on internal surveys commissioned by us, we estimate that approximately 37% of Smart & Final banner sales were from products or sizes (including both national brand and private label products) that are not typically found at conventional grocers.

        Our Smart Foodservice stores offer customers a wide variety of approximately 8,500 key SKUs targeted to core foodservice needs, including an extensive selection of high quality perishables (approximately 47% of Smart Foodservice banner sales in fiscal year 2018), national brand and private label grocery products, and related foodservice equipment and supplies. Our prices are targeted to be substantially lower than those of foodservice delivery companies and competitive with those of warehouse clubs. Our Smart Foodservice stores do not require payment of a membership fee or minimum purchase amounts. We believe Smart Foodservice customers value our low prices, extensive selection, price transparency and the ability to hand-select perishable products. In addition, we believe our customers value the convenience of being able to shop at times that are most suitable for their businesses, as opposed to receiving deliveries on a distributor's schedule. Our business customers also frequently utilize Smart Foodservice as a convenient source for basic supplies or "fill-in" products that were either omitted from their regular foodservice delivery or of insufficient quantity and/or quality.

        Across both our Smart & Final and Smart Foodservice banners, we believe our differentiated merchandising strategy and consistent focus on delivering value has enabled us to generate loyalty, referrals and repeat business.

        Evolving digital commerce offerings for additional customer convenience.    We are committed to evolving with the changing needs of customers by growing our digital commerce offerings to meet consumer demands for more convenient shopping options. We deliver these offerings through a combination of third-party partner and our own internally managed platforms. Our Smart & Final stores products are available through Instacart, Google Express, as well as our internally managed website shop.smartandfinal.com, powered by Instacart. Our Smart Foodservice stores products are available through Instacart and our own internally managed shop online pick up-in-store Click&Carry program. As of December 30, 2018, delivery and pick-up options were available in over 98% of our Smart & Final and Smart Foodservice stores.

        Well-positioned store base and flexible real estate strategy.    As of December 30, 2018, we operated 326 stores across eight contiguous states in the Western U.S., including 261 stores in the large and growing California market. Our long operating history has enabled us to establish a store footprint that would be difficult to replicate and has provided us with deep institutional knowledge of the local real estate markets in which we operate.

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

        Typical Smart Foodservice customers visit our stores en route to or from their businesses to complete comprehensive shopping trips, or to satisfy "fill-in" needs during the business day. As with our Smart & Final stores, customers can move quickly and deliberately through our departments and aisles, typically loading their products onto low, flatbed-style carts to accommodate full case offerings and large "sub-primal cuts" of meat. Our products are organized by product category, and customers can select their products, including high quality perishables, directly from our displays. Our checkout displays are open and do not require our customers to unload their products onto conveyors; instead, our employees use hand-held scanners to quickly scan products to help make our customers' shopping experience as efficient as possible.

        As of December 30, 2018, we operated 326 stores across the Western United States, including 260 Smart & Final stores in California, Arizona and Nevada and 66 Smart Foodservice stores in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. In addition, 15 legacy Smart & Final stores are operated by a joint venture in Northwestern Mexico. Our stores are located primarily in areas with higher concentrations of businesses in both smaller and mid-sized shopping centers and at stand-alone sites.

        We believe our customer service orientation, together with our focus on value pricing and shopping convenience, help us to encourage more frequent store visits than warehouse clubs and a higher average purchase size than conventional grocers. Management in our Smart & Final stores is knowledgeable about the needs of both household and business customers, and we emphasize cross-functional training to enhance our ability to serve our customers' needs. Management and employees in our Smart Foodservice stores are also focused on customer service, and our more focused business and foodservice customer target allows for a higher level of specialized product knowledge to respond to our customers' needs.

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

Our Products and Pricing

        We have a differentiated merchandising strategy that emphasizes high quality perishables and a wide selection of quality private label products and national brands, all offered in a broad range of product sizes. We believe that our merchandising strategy results in an appealing and hard-to-match store experience. We have a commitment to "everyday low prices," which helps to position both our Smart & Final and Smart Foodservice stores as top of mind destinations for our customers.

        The merchandise mix as a percentage of sales at our legacy Smart & Final, Extra! and Smart Foodservice stores, respectively, for fiscal year 2018 was as follows:

	Smart & Final
			Smart Foodservice
	Extra!	Legacy
Perishables	36%	28%	47%
Grocery	34%	36%	33%
Beverage	17%	19%	4%
Paper and Packaging	8%	10%	11%
Restaurant Equipment and Janitorial Supplies	5%	7%	5%

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

        Meat and Deli.    We offer an extensive selection of quality beef, poultry, pork and seafood products, under various national brands and our private label brand First Street®. Our meat selection comes in a variety of cut sizes, including individual cuts and hard-to-find large "sub-primal cuts" targeted to our foodservice customers but also enjoyed by our household customers. In addition, our deli department offers an assortment of oven-roasted chicken, salads and other fresh and appetizing meal solutions.

        Dairy and Cheese.    We offer an expansive selection of milk, yogurt, fresh cheeses, ice cream and other dairy products sold under national brands and our signature private label brands First Street®, Sun Harvest® and Simply Value® labels.

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

        Restaurant Equipment and Janitorial Supplies.    We offer a large selection of restaurant equipment, including cookware, utensils, chafing dishes and supplies. We also offer an extensive assortment of janitorial products, including mops, brooms and other cleaning supplies. We offer products under national brands and our private label brands First Street® and Simply Value®.

Smart Foodservice Store Products

        We offer a wide variety of SKUs in our Smart Foodservice stores, which are tailored to the core needs of foodservice businesses such as restaurants, caterers and other foodservice providers, as well as businesses and community organizations.

        Our Smart Foodservice stores feature the following departments:

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

        Restaurant Equipment and Janitorial Supplies.    We offer a large selection of restaurant equipment, including cookware, utensils, chafing dishes and bar and beverage supplies. We also offer an extensive assortment of janitorial products, including mops, brooms and other cleaning supplies. We offer products under national brands and our private label brands First Street® and Simply Value®.

        Our Smart Foodservice stores offer a flexible mix of "case quantity" or single-unit purchases to provide a strong differentiation to our foodservice delivery competitors, which typically offer "case quantity" only. Because typical Smart Foodservice customers purchase ingredients for further processing into finished meals, our customers frequently purchase the same items but may need varying quantities of individual SKUs.

Private Label Products

        Our private label products are developed to provide our customers with a wide range of merchandise unique to our stores. We seek to provide quality that is equal to or better than the national brand equivalents at a lower price point. We offer private label products across a broad array of categories with over 3,100 SKUs, with our First Street label representing approximately 84% of private label sales in fiscal year 2018. We believe our ability to develop and competitively source quality private label products are important elements of our product offering. Private label products represented 28% of net sales at our Smart & Final stores and 16% of net sales at our Smart Foodservice stores for both fiscal year 2018 and fiscal year 2017.

        We have a dedicated in-house product development team that focuses on continuing the growth of our private label brands, which seeks to ensure that we have the right products at the right quality and cost. We have invested in strengthening and enhancing our private label brands over the last several years to meet the needs of both our household and business customers.

Pricing

        We believe our Smart & Final stores maintain a price position that is competitive with other value retailers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs. We believe we offer higher quality produce at lower prices than large discounters. We conduct regular price surveys of our major competitors and strive to maintain pricing that is competitive with that of warehouse clubs and discounters, and utilize more aggressive pricing on high quality produce items to build higher frequency customer visits. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient easy-to-shop format.

        Our Smart Foodservice store pricing is targeted to be significantly lower than foodservice delivery companies, with greater price transparency to customers and no minimum order size. Our foodservice direct delivery competitors typically adjust their customer-level pricing to account for their higher cost structures, which includes delivery costs. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. We seek to price our products competitively with our store-based competition to encourage our target customers to purchase a larger portion of their needs from our stores. We conduct regular price surveys of our principal store-based competition, which includes warehouse clubs and warehouse-style foodservice retailers.

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

        For our Smart Foodservice stores, our primary advertising is through bi-weekly mail distributions of "Hot Sheets" to potential key foodservice customers which include pricing specials on key foodservice items. The distribution is targeted to customers identified by business type and proximity to our Smart Foodservice stores. We also direct mail themed flyers to potential customers for special events and distribute flyers in our Smart Foodservice stores to target purchasers of specific products. On our website, www.smartfoodservice.com, we offer vendor promotions, industry information, videos from successful customers and a catalog to create shopping lists.

        The inclusion of our website addresses in this Annual Report does not include or incorporate by reference the information on or accessible through our websites into this Annual Report.

Product Sourcing and Distribution

Product Sourcing

        We manage the buying of, and set the standards for, the products we sell, and we source our products from over 1,200 vendors and suppliers. We believe our scale is sufficient to generate meaningful cost savings in product acquisition, which is reflected in our commitment to "everyday low prices" in all our stores. We have many long-term relationships with both national brand and private label suppliers, and believe that our supplier relationships are strong.

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

        We strive to maintain close working relationships with our major suppliers to reduce product and distribution costs, and we believe that our sales volume and growth presents unique opportunities to achieve continuing synergies. Our Smart & Final stores are not dependent on any individual supplier, and no product supplier represented more than 2% of our Smart & Final banner cost of sales during fiscal year 2018.

        For our 66 Smart Foodservice stores we employ a hybrid purchasing model to achieve operational efficiency. Smart Foodservice management specifies all the products for our stores, and we operate under an agreement with Unified Grocers, Inc. ("Unified Grocers"), a subsidiary of SuperValu, Inc., whereby Unified Grocers acts as our primary purchasing and warehouse supplier for grocery and perishable products. Where applicable, Unified Grocers purchases products and maintains inventory in its warehouse facilities, filling orders from Smart Foodservice stores as needed. This arrangement leverages the purchasing ability of Unified Grocers and allows our Smart Foodservice stores to shift maintenance of warehouse inventories to a third party. Approximately 81% of our product requirements (measured at cost) for our Smart Foodservice stores for both fiscal years 2018 and 2017 were made through our relationship with Unified Grocers.

        Our Smart Foodservice stores also purchase certain products through agreements with two other suppliers on a more traditional supplier basis. We believe that these relationships could be replicated at similar economics if warranted.

Product Distribution

        We support our Smart & Final stores in California, Arizona and Nevada through a network of Company-controlled distribution facilities. These include Company leased-and-operated facilities, dedicated leased facilities operated by third-party logistics companies and shared third-party operations. Approximately 60% of Smart & Final store SKUs, including approximately 66% of perishable products in our California stores, are supplied from our Company-operated 445,000 square foot dry goods distribution center in Commerce, California and our Company-operated 241,000 square foot perishables warehouse in Riverside, California. The balance of our products (including frozen goods, deli and selected dry grocery) are supplied by third party-operated distribution centers or manufacturers' direct store delivery systems. By design, our network of distribution centers and third party operations has a flexible capacity to support growth in SKU count and additional case volumes.

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

        Our Smart Foodservice stores are primarily served through a contract service agreement with Unified Grocers, and our stores are primarily supplied from three of Unified Grocers' facilities, in Portland, Oregon, Seattle, Washington, and Stockton, California.

        By design, our network of distribution centers and third party operations have a flexible capacity to support our anticipated growth.

Store Selection and Economics

        We believe we have opportunities for new store growth in our Extra! format. We have identified near-term opportunities for growth within our existing market areas, and longer-term opportunities in adjacent markets. We believe our flexible approach to the size of our stores and ability to utilize a wide variety of existing real estate provides us with flexibility in site selection, including entering into new developments, "second use" store spaces formerly operated by other retailers such as conventional grocers, office supply stores and electronics retailers and conversion of non-retail store sites to retail store use. We believe our value positioning allows us to serve a diverse demographic of customers which in turn allows us flexibility in selecting new sites.

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

        We currently expect to open one new Smart & Final Extra! store and relocate one to two legacy Smart & Final stores to Extra! format stores in fiscal year 2019 and plan to continue opening additional new stores for the foreseeable future. We also plan to opportunistically grow our Smart Foodservice store base. We expect to open four new Smart Foodservice stores in fiscal year 2019, and continue opening additional new stores for the foreseeable future.

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

        Our Smart & Final stores target both household and business customers, who represented 70% and 30%, respectively, of banner sales for fiscal year 2018. We believe that while sales to our Smart & Final banner's business customers, including restaurant owners, caterers, institutional consumers, offices and community organizations, are less than sales to household customers, business customers provide an important point of differentiation in the product mix of our stores. The resulting product mix establishes an environment whereby both household and business customers have the opportunity to purchase SKUs from a distinctive merchandising offering, fulfilling a larger fraction of customer needs.

        Our Smart Foodservice stores primarily target business customers, including restaurants, caterers and a wide range of other foodservice providers. We believe that business customers represented an estimated 90% of our banner sales for fiscal year 2018, and for many of these customers we represented a primary source of supply. While not a primary customer target, our Smart Foodservice stores also serve household customers, which represented an estimated 10% of our banner sales for fiscal year 2018. We believe our Smart Foodservice banner customers enjoy our "everyday low prices," our extensive SKU selection, our price transparency, the opportunity to purchase larger quantities at "case discount" prices and our accessible locations.

Mexico

        We are party to a joint venture agreement in connection with the operation of 15 Smart & Final stores in Northwestern Mexico as of December 30, 2018. We have a 50% interest in the joint venture which we account for using the equity method of accounting. Our joint venture partner, Grupo Calimax S. A. de C.V., operates a chain of unaffiliated grocery stores across Northwestern Mexico. These Smart & Final joint venture stores are operated under in a style similar to our legacy Smart & Final format stores. We are party to a product supply agreement with the joint venture, pursuant to which we provide certain products to its stores, principally private label products.

Segments

        For revenue and other financial information for our two operating segments, see Note 13, Segment Information, to our audited consolidated financial statements, which are included elsewhere in this Annual Report.

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

Information Technology Systems

        We have made significant investments in information technology infrastructure, including purchasing, receiving, inventory, point of sale, digital commerce, warehousing, distribution, accounting, reporting and financial systems. We also are continuing to invest in our supply chain systems allowing for operating efficiencies and scalability to support our growth and sales channel flexibility. All of our stores operate under one integrated information technology platform, and we plan to continue to invest in information technology to further enhance our technological infrastructure.

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

Employees

        As of December 30, 2018, we had 12,232 total employees, including 3,610 full-time and 8,622 part-time employees. Of this aggregate employee total 10,248 were employed in our Smart & Final stores, 836 were employed in our Smart Foodservice stores, 692 were employed in our warehouses and distribution centers and 456 were employed in our corporate offices and store-support roles. As of December 30, 2018, 219 Smart Foodservice store employees were members of the International

Brotherhood of Teamsters (the "Teamsters") and covered by a collective bargaining agreement. We consider relations with our employees to be good.

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

        Although we believe that the U.S. market can support additional Smart & Final Extra! and Smart Foodservice stores, we cannot assure you when or whether we will open any new stores. We may not have the level of cash flow or financing necessary to execute our additional store growth. If and when such store openings occur, we cannot assure you that these new stores will be successful or result in greater sales and profitability.

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

        Since August 2008, we have converted 105 Smart & Final stores to our Extra! format through a combination of store conversions, expansions and relocations. Our recent conversions and relocations have been completed for a net cash investment ranging from $2.7 million to $3.7 million per store. We intend to expand or relocate additional stores over the next several years. However, we cannot assure you that our future activity will require similar levels of investment, reach the sales and profitability levels of our Smart & Final or Extra! stores or be completed at all. If any of these initiatives prove to be unsuccessful, we may experience reduced profitability and could be required to delay, significantly curtail or eliminate planned new store openings, expansions or remodels.

Perishable products make up a significant portion of our sales, and ordering errors or product supply disruptions may adversely affect our financial condition and operating results.

        We could suffer significant inventory losses in the event of the loss of a major supplier, disruption of our supply chain, extended power outages, natural disasters or other catastrophic occurrences. We have a significant focus on perishable products, sales of which accounted for approximately 36% and 37% of our net sales in fiscal years 2018 and 2017, respectively, and rely on various suppliers to provide and deliver our perishable product inventory on a continuous basis. Adverse weather conditions and natural disasters can lower crop yields and reduce crop size and quality, which in turn could reduce the available supply or increase the price of fresh produce.

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

        We believe our continued success depends on our ability to maintain and extend the value of our Smart & Final, Smart & Final Extra! and Smart Foodservice brands. Maintaining, promoting and positioning our brands and reputation will depend largely on the success of our marketing and merchandising efforts and our ability to provide a consistent, high quality customer experience. Brand value is based in large part on perceptions of subjective qualities, and even isolated incidents can erode trust and confidence, particularly if they result in governmental investigations, litigation or adverse publicity. Our brands could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity.

The current geographic concentration of our stores and net sales creates an exposure to local or regional downturns or catastrophic occurrences.

        As of December 30, 2018, we operated 245 Smart & Final stores in California, representing 94% of our total Smart & Final stores and accounting for 95% of Smart & Final banner sales in fiscal year 2018. Also, as of December 30, 2018, we operated 48 Smart Foodservice stores in the Pacific Northwest (Washington, Oregon and Idaho), representing 73% of our total Smart Foodservice stores and accounting for 74% of Smart Foodservice banner sales in fiscal year 2018. In addition, we source a significant portion of our produce from California.

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

        We source our products from over 1,200 vendors and suppliers. The cancellation of our distribution arrangement with or the disruption, delay or inability of any of these vendors or suppliers to deliver products to our stores could cause operational disruptions or delays or increased or unexpected costs including, among others, costs associated with finding alternative vendors or suppliers and obtaining inventory that meets our and our customers' standards.

        As an example, Unified Grocers is the primary supplier of dry grocery and perishable products to our Smart Foodservice stores, accounting for approximately 81% of our product requirements (measured at cost) for our Smart Foodservice stores for fiscal years 2018 and 2017. Since 1998, we have operated under a distribution arrangement with Unified Grocers. If our distribution arrangement with Unified Grocers was cancelled or Unified Grocers was unwilling or unable to supply our stores with dry grocery or perishable products, we could experience disruptions to our operations and incur unexpected expenses associated with finding one or more alternative suppliers or utilizing our own infrastructure to replace the products provided to and services performed for us by Unified Grocers.

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

        The food retail and foodservice industries are sensitive to changes in general economic conditions. Recessionary economic cycles, increases in interest rates, higher prices for commodities, fuel and other energy, inflation, high levels of unemployment and consumer debt, depressed home values, high tax rates and other economic factors that affect consumer spending and confidence or buying habits may adversely affect the demand for products we sell in our stores. In recent years, the U.S. economy has experienced volatility due to uncertainties related to energy prices, credit availability, difficulties in the banking and financial services sectors, fluctuations in home values and retirement accounts, high unemployment and fluctuating consumer confidence. As a result, consumers could shift their spending to lower-priced competition, such as warehouse membership clubs, dollar stores or extreme value formats. In addition, inflation or deflation could affect our business. Food deflation could reduce sales growth and profit margins, while food inflation, combined with reduced consumer spending, could reduce gross profit margins. As a result of any of these factors, our business, financial condition and operating results could be adversely affected.

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

        As of December 30, 2018, we had 12,232 employees. 219 of our employees, all of whom work in Smart Foodservice stores, are members of the Teamsters and are covered by a collective bargaining agreement. We may experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The unionization of a more significant portion of our workforce, particularly at our Company-operated distribution centers and Smart & Final stores, could increase the overall costs at the affected locations and adversely affect our flexibility to run our business competitively and otherwise adversely affect our business, financial condition and operating results.

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

        We sponsor one single-employer qualified defined benefit pension plan (the "Single-Employer Plan"), which, with limited exceptions, was frozen in 2008 with respect to new participants. In addition, we participate through our Smart Foodservice operations in one multiemployer qualified defined benefit pension plan, the Western Conference of Teamsters Pension Plan (the "Multiemployer Plan"), on behalf of our union-affiliated employees, and we are required to make contributions to this plan under our collective bargaining agreement. Neither the Single-Employer Plan nor the Multiemployer Plan are fully funded based on standards provided by the Pension Benefit Guaranty Corporation (the "PBGC"), in part due to increases in the costs of benefits provided or paid under the plans as well as lower returns on plan assets. Our funding requirements vary based upon plan asset performance, interest rates and actuarial assumptions. Poorer than assumed asset performance and continuing low interest rates may result in increased future funding contributions by us and, with respect to the Multiemployer Plan, other participating employers.

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

        Pursuant to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the PBGC has the right, subject to satisfaction of certain statutory requirements, to involuntarily terminate the pension plans described above (thus accelerating funding obligations) or enter into an alternative arrangement with us to prevent such termination. We funded certain excess contributions to the Single-Employer Plan through plan year 2018 under the terms of an agreement with the PBGC that we entered into in connection with the Ares Acquisition. The amounts and timing of the remaining contributions we expect to make to the pension plans described above reflect a number of actuarial and other estimates and assumptions with respect to our expected plan funding obligations. The actual amounts and timing of these contributions will depend upon a number of factors and the actual amounts and timing of our future plan funding contributions may differ materially from those presented in this Annual Report.

The minimum wage rate and cost of providing employee benefits continues to increase and is subject to factors outside of our control.

        Certain of our employees are paid at rates related to the federal minimum wage. Many of our stores are located in states, including California, or in localities within states, where the minimum wage is greater than the federal minimum wage and receive compensation equal to that state's minimum wage. The California minimum wage increased to $12.00 per hour effective January 1, 2019. Moreover, municipalities may set minimum wages above the applicable state standards. Any further increases in the federal minimum wage or the enactment of additional state or local minimum wage increases could increase our labor costs.

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

        New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. A change in accounting rules or regulations may even affect our reporting of transactions completed before the change is effective, and future changes to accounting rules or regulations or the questioning of current accounting practices may adversely affect our results of operations. The Financial Accounting Standards Board (the "FASB") is focusing on several broad-based convergence projects, including the new lease accounting standard. See Note 2 Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements to our accompanying audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. In August 2010, the FASB issued an exposure draft outlining proposed changes to current lease accounting under accounting principles generally accepted in the United States of America ("U.S. GAAP") in FASB Accounting Standards Codification 840, "Leases." In July 2011, the FASB made the decision to issue a revised exposure draft, which was issued in May 2013. On February 25, 2016, the FASB issued final guidance on lease accounting, which will be effective for us in 2019. The new guidance requires lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner that is largely similar to the historical accounting. The guidance also eliminates real estate-specific provisions for all entities. Currently, most of our leased properties are accounted for as operating leases with limited related assets and liabilities recorded on our balance sheet. The new accounting standard, as currently issued, would treat each lease as creating an asset and a liability and require the capitalization of such leases on the balance sheet. While this change would not impact the cash flow related to our store leases, we would expect our assets and liabilities to increase relative to the current presentation, which may impact our ability to raise additional financing from banks or other sources in the future. Even upon the adoption of this new lease accounting, certain incurrence ratios and other provisions under the credit agreements governing our credit facilities permit us to account for leases in accordance with the prior accounting requirements. As a result, our ability to incur additional debt or otherwise comply with such covenants may not directly correlate to our financial condition or results from operations as each would be reported under U.S. GAAP as so amended.

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

        We currently participate through one of our wholly owned subsidiaries in the operation of 15 Smart & Final stores in Northwestern Mexico through a joint venture. For fiscal years 2018 and 2017, our Mexican operations generated approximately $2.1 million and $0.9 million of our loss before income taxes. Our future operating results in Mexico could be adversely affected by a variety of factors, most of which are beyond our control. These factors include political conditions and instability, economic conditions, legal and regulatory constraints, anti-money laundering laws and regulations, trade policies, currency regulations and other matters in this region, now or in the future. Foreign currency exchange rates and fluctuations may have an effect on our future costs or on future cash flows from our Mexican operations and could adversely affect our financial condition and operating results. Moreover, the economy in Mexico has in the past suffered from high rates of inflation and currency devaluations, which, if they occur again, could adversely affect our financial condition and operating results. Other factors that may affect, and additional risks inherent in, our Mexican operations include:

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

        As of December 30, 2018, we had outstanding indebtedness of approximately $619.2 million (net of debt issuance costs) under our first lien term loan facility (the "Term Loan Facility") and outstanding borrowings of approximately $29.1 million (net of debt issuance costs) under our asset-based lending facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Credit Facilities"). See Note 4 Debt, in the accompanying notes to our audited consolidated financial statements. Our existing indebtedness and any additional indebtedness we may incur in the future could require us to divert funds identified for other purposes for debt service and impair our liquidity position. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we will be able to take any of such actions on a timely basis, on terms satisfactory to us or at all.

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

        Moreover, for taxable years beginning after December 30, 2018, the deductibility of interest expenses on our indebtedness could be limited under the Tax Cuts and Jobs Acts (as defined below) as discussed below under "Limitations on the amount of interest expense that we may deduct could materially increase our tax liability and negatively affect an investment in our shares."

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

        Our borrowings under the Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remains the same and our net income would decrease. A hypothetical 0.50% increase in LIBOR rates applicable to borrowings as of December 30, 2018 under the Term Loan Facility would increase interest expense by approximately $3.2 million per year related to such debt, and a hypothetical 0.50% increase in LIBOR rates applicable to borrowings under the Revolving Credit Facility as of December 30, 2018 would increase interest expense related to such debt by approximately $0.8 million per year, assuming the Revolving Credit Facility is fully borrowed.

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

        We have a significant amount of goodwill. As of December 30, 2018, we had goodwill of approximately $291.9 million, which represented approximately 17% of our total assets as of such date. Goodwill is reviewed for impairment on an annual basis in the fourth fiscal quarter or whenever events occur or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Fair value is determined based on the discounted cash flows and comparable market values of our two reporting units (our Smart & Final stores and our Smart Foodservice stores). If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge should be recognized for the amount by which that carrying value exceeds the fair value of the reporting unit, which would adversely affect our operating results. See "Management's Discussion and Analysis of Financial Condition and Operating Results—Critical Accounting Estimates—Goodwill and Intangible Assets." In the fourth quarter of fiscal 2018, we recorded a goodwill impairment charge of $94.0 million related to the Smart &Final stores reporting unit, see Note 3 Goodwill Impairment, in the accompanying notes to our audited consolidated financial statements.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of December 30, 2018, we operated 326 stores in eight Western U.S. states, with an additional 15 stores in Northwestern Mexico in a joint venture, as shown in the chart below:

	Smart & Final
				Smart Foodservice
State/Country	Extra!	Legacy	Total		Total
California	192	53	245	14	259
Washington	—	—	—	25	25
Oregon	—	—	—	19	19
Arizona	4	3	7	—	7
Nevada	5	3	8	2	10
Idaho	—	—	—	4	4
Montana	—	—	—	1	1
Utah	—	—	—	1	1

Subtotal:	201	59	260	66	326
Mexico	—	15	15	—	15

Total:	201	74	275	66	341

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

        As of December 30, 2018 we leased five distribution centers and our corporate office in Commerce, California from unaffiliated third parties. One other distribution center is leased by a third party. Information about such facilities is set forth in the table below:

Facility	Location	Square Footage*	Owned/Leased		Operated By
Distribution Center	Commerce, CA	445,000	Leased		Company
Distribution Center	Riverside, CA	241,000	Leased		Company
Distribution Center	Fontana, CA	349,000	Leased		Third Party
Distribution Center	Brea, CA	100,000	Leased		Third Party
Distribution Center	Tracy, CA	151,000	Leased		Third Party
Distribution Center	Turlock, CA	75,000	N/A	**	Third Party
Corporate Office	Commerce, CA	81,000	Leased

Total Square Footage:		1,442,000

*
Rounded to the nearest 1,000 square feet

**
Property leased by a third party

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

        We did not declare or pay any dividends on our common stock during the year ended December 30, 2018.

Issuer Purchases of Equity Securities

        During the year ended December 30, 2018, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act.

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

Recent Sales of Unregistered Securities

        During the year ended December 30, 2018, we did not sell any equity securities that were not registered under the Securities Act.

Item 6.    Selected Financial Data.

        We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 301(c) of Regulation S-K, and are not required to provide the information under this item.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report. Please also see the section entitled "Forward-Looking Statements."

Business Overview

        We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary store banners. Our Smart & Final stores focus on both household and business customers, and our Smart Foodservice stores focus primarily on business customers. As of December 30, 2018, we operated 326 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at "everyday low prices."

        As of December 30, 2018, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient, easy-to-shop format.

        Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched an initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of December 30, 2018, we operated 201 Extra! stores of which 105 represent conversions or relocations of legacy Smart & Final stores and 96 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

        As of December 30, 2018, we also operated 66 Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 14 new Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

        In both store banners, we are actively investing in increasing online sales, including both direct delivery to customers through partner services and using buy online, pick up-in-store models. As of December 30, 2018, we offered direct delivery or pick up-in-store options across nearly our entire geographic footprint and fulfil these orders in over 98% of our Smart & Final stores and Smart Foodservice stores.

        We believe that our "everyday low prices," unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Outlook

        We plan to expand our store footprint, primarily through opening new Extra! stores in existing and adjacent markets, and over time by entering new markets. We believe we have a scalable operating infrastructure to support our anticipated growth which, together with our flexible real estate strategy and advanced distribution capabilities, position us to capitalize on our growth opportunities. In 2018, we opened four new Extra! Stores and relocated three legacy Smart & Final stores to Extra! format stores. We plan to opportunistically continue to expand certain legacy Smart & Final stores to our Extra! format and invest in our legacy Smart & Final stores that are not candidates for expansion to the Extra! format by completing major remodel projects and targeted relocations. In 2018, we opened three new Smart Foodservice stores and plan to continue to grow our Smart Foodservice store footprint.

        In 2019, we plan to open one additional Smart & Final Extra! store and relocate one to two legacy Smart & Final stores to Extra! format stores. We also plan to open four new Smart Foodservice stores in 2019.

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

Factors Affecting Our Results of Operations

Store Openings

        We expect that a primary driver of our growth in sales and gross margin will be the continued development of our Extra! format stores through new store openings and expansions and relocations. We also plan to opportunistically open new Smart Foodservice stores, which will further amplify sales and gross margin. Our results of operations have been and will continue to be materially affected by the timing and number of new store openings, including conversions and relocations of legacy Smart & Final stores to the Extra! format, and the amount of associated costs. For example, we typically incur higher than normal employee costs at the time of a new store opening, expansion or relocation associated with set-up and other related costs. Also, our operating margins are typically negatively affected by promotional discounts and other marketing costs associated with new store openings, expansions and relocations, as well as higher inventory markdowns and costs related to hiring and training new employees in new stores. Additionally, promotional activities may result in higher than normalized sales in the first several weeks following a new store opening. Our new Extra! and Smart Foodservice stores typically build a customer base over time and reach a mature sales growth rate in the third and fourth year after opening, respectively. As a result, our new stores generally have lower margins and higher operating expenses, as a percentage of sales, than our more mature stores.

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

Pricing Strategy and Investments in "Everyday Low Prices"

        We have a commitment to "everyday low prices", which we believe positions both our Smart & Final and Smart Foodservice stores as top of mind destinations for our target customers. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discounters and warehouse clubs, with no membership fee requirement. Pricing in our Smart Foodservice stores is targeted to be substantially lower than our foodservice delivery competitors, with no membership fee requirement and greater price transparency to customers with no minimum order size, and competitive with typical warehouse clubs.

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

        As of December 30, 2018, for fiscal year 2018, we had a portfolio of approximately 3,100 private label items, which represented 28% of our Smart & Final banner sales. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Inflation and Deflation Trends

        Inflation and deflation can impact our financial performance. During inflationary periods, our results of operations can be positively impacted as we sell lower-priced inventory in a higher price environment. In contrast, food deflation could negatively impact our results of operations by reducing sales growth and earnings if our competitors react by lowering their retail pricing. The short-term impact of inflation and deflation is largely dependent on whether or not we pass the effects through to our customers, which is subject to competitive market conditions. In recent inflationary periods, we have generally been able to pass through most cost increases. Beginning in the second quarter of fiscal year 2017, we began to experience modest inflation in some of the food and non-food products we sell. This inflation continued through the first half of fiscal year 2018, then turned to deflation in the third quarter of fiscal 2018, before returning to modest inflation in the fourth quarter of fiscal 2018. We expect overall inflation to continue in fiscal year 2019.

Components of Results of Operations

Net Sales

        We recognize revenue from the sale of products at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Sales tax collections are presented in the statement of operations and comprehensive loss on a net basis and, accordingly, are excluded from reported sales revenues. Proceeds from the sale of our Smart & Final gift cards are recorded as a liability at the time of sale, and recognized as sales when they are redeemed by the customer. Our Smart & Final gift cards do not have an expiration date.

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

Equity in Earnings of Mexico Joint Venture

        Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of December 30, 2018, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility

        Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness.

2017 Tax Cuts and Jobs Act

        On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the Internal Revenue Code. Changes include a decrease in the corporate income tax rate from 35% to 21% effective for tax years beginning after December 31, 2017, the transition from a worldwide tax system to a quasi-territorial system of taxation with respect to U.S. taxation on earnings from international business operations and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. See Note 8, Income Taxes, in the accompanying notes to our audited consolidated financial statements for further detail.

Basis of Presentation

        Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on December 30, 2018 and was a 52-week period ("fiscal year 2018"). Our fiscal year ended on December 31, 2017 was a 52-week period ("fiscal year 2017").

Results of Operations

        The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Dollars in thousands, except per share data	Fiscal Year 2018	Fiscal Year 2017
Net sales	$4,741,772	$4,570,565
Cost of sales, buying and occupancy	4,024,130	3,896,897

Gross margin	717,642	673,668
Operating and administrative expenses	682,306	621,078
Goodwill impairment	94,000	180,000

Loss from operations	(58,664)	(127,410)
Interest expense, net	42,903	36,470
Equity in earnings of joint venture	2,093	923

Loss from operations before income taxes	(99,474)	(162,957)
Income tax (provision) benefit	(12,681)	24,043

Net loss	$(112,155)	$(138,914)

Loss per share:
Net loss per share—Basic	$(1.54)	$(1.92)
Net loss per share—Diluted	$(1.54)	$(1.92)

        The table below sets forth the components of our consolidated statements of operations as a percentage of sales.

	Fiscal Year 2018	Fiscal Year 2017
Net sales	100.0%	100.0%
Cost of sales, buying and occupancy	84.9%	85.3%

Gross margin	15.1%	14.7%
Operating and administrative expenses	14.3%	13.6%
Goodwill impairment	2.0%	3.9%

Loss from operations	–1.2%	–2.8%
Interest expense, net	0.9%	0.8%
Equity in earnings of joint venture	0.0%	0.0%

Loss from operations before income taxes	–2.1%	–3.6%
Income tax (provision) benefit	–0.3%	0.6%

Net loss	–2.4%	–3.0%

Fiscal Year 2018 Compared to Fiscal Year 2017

Net Sales

        Net sales for fiscal year 2018 increased $171.2 million, or 3.7%, to $4,741.8 million as compared to $4,570.6 million for fiscal year 2017. The increase in net sales was primarily attributable to the opening of 4 new Extra! stores and three new Smart Foodservice stores in fiscal year 2018, as well as the opening of 14 new Extra! stores and four new Smart Foodservice stores in fiscal year 2017. Non-comparable stores contributed $115.9 million and comparable stores contributed $55.3 million of the total net sales increase in our store banners.

        Comparable store sales for fiscal year 2018 increased 1.2% as compared to fiscal year 2017. This increase in comparable store sales was attributable to a 2.3% increase in comparable average transaction size and offset by a decrease in comparable transaction counts of 1.1%.

        Net sales for our Smart & Final segment increased $114.5 million, or 3.2%, to $3,672.2 million as compared to $3,557.7 million for fiscal year 2017. Of this increase in net sales, $95.1 million was primarily attributable to the 4 new Extra! stores opened in 2018 and 14 new Extra! stores opened in 2017. Comparable store sales for fiscal year 2018 for our Smart & Final segment increased 0.6% as compared to fiscal year 2017, driven by a 1.8% increase in comparable average transaction size and offset by 1.2% decrease in comparable average transaction counts.

        Net sales for our Smart Foodservice segment increased $56.7 million, or 5.6%, to $1,069.6 million as compared to $1,012.9 million for fiscal year 2017. Of this increase in net sales, $20.7 million was primarily attributable to the three new Smart Foodservice stores opened in 2018 and the four new Smart Foodservice stores opened in 2017. Comparable store sales for fiscal year 2018 for our Smart Foodservice segment increased 3.6% as compared to fiscal year 2017, attributable to a 3.4% increase in comparable average transaction size and a 0.2% increase in comparable transaction counts.

Gross Margin

        Gross margin for fiscal year 2018 increased $44.0 million, or 6.5%, to $717.6 million as compared to $673.7 million in fiscal year 2017. As a percentage of sales, gross margin for fiscal year 2018 was 15.1% as compared to 14.7% in fiscal year 2017. The increase in gross margin attributable to increased sales was $25.2 million, and $18.7 million was attributable to an increase in gross margin rate. Compared to fiscal year 2017, gross margin as a percentage of sales for fiscal year 2018 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales (accounting for an increase of 0.54%, including a 0.33% increase in our Smart & Final segment and a 0.21% increase in our Smart Foodservice segment) offset by higher store occupancy costs as a percentage of sales (accounting for a 0.06% increase, including a 0.03% increase in our Smart & Final segment and a 0.03% increase in our Smart Foodservice segment). The increase in store occupancy costs in our Smart & Final segment was primarily due to increased building rent and depreciation costs related to our new store leases and capital spending for new and relocated stores. Warehouse and transportation costs as a percentage of sales were higher by 0.09% (including a 0.07% increase in our Smart & Final segment and a 0.02% increase in our Smart Foodservice segment). Buying department costs remained constant as a percentage of sales in our Smart & Final segment.

Operating and Administrative Expenses

        Operating and administrative expenses for fiscal year 2018 were $682.3 million as compared to $621.1 million in fiscal year 2017. As a percentage of sales, operating and administrative expenses for fiscal year 2018 were 14.3% as compared to 13.6% in fiscal year 2017. The increase in operating and administrative expenses was primarily due to $27.8 million of increased wages, fringe benefits and incentive bonus costs, $18.2 million of increased costs associated with store closures and asset impairment charges, $9.5 million of increased other store direct expenses, $0.8 million of increased share-based compensation expense associated with our equity compensation program, $1.6 million increase in expense associated with changes in cash surrender values on company owned life insurance policies and other expenses of our supplemental executive retirement plan, $0.2 million of increased public company costs and $3.4 million of increased other costs (primarily due to information technology consulting costs and system upgrade costs). Partially offsetting these increases was a $0.3 million decrease in marketing costs. As a percentage of sales, operating and administrative expenses for fiscal year 2018 increased 0.75% to 14.3% as compared to fiscal year 2017. Approximately 0.28% of the increase in operating and administrative expenses as a percentage of sales was due to increased wages, fringe benefits and incentive bonus costs (including 0.22% increase in our Smart & Final segment and 0.06% increase in our Smart Foodservice segment), 0.28% of the increase was due to increase in costs associated with store closures and asset impairment charges, 0.12% of the increase was due to increase in other store direct expenses primarily in our Smart & Final segment and 0.11% of the increase was due to other cost increases. Partially offsetting these increases was a 0.04% decrease in marketing costs.

Goodwill Impairment

        Goodwill impairment for fiscal year 2018 was $94.0 million compared to $180.0 million in 2017. The goodwill impairment recorded in fiscal year 2018 is discussed further in the Critical Accounting Estimates section below.

Interest Expense, Net

        Interest expense was $42.9 million for fiscal year 2018 and $36.5 million for fiscal year 2017. As a percentage of sales, interest expense was 0.9% for fiscal year 2018 and 0.8% for fiscal year 2017. This increase in interest expense was primarily due to increase in the interest rate on our floating rate debt.

Income Tax Provision

        Our income tax provision for fiscal year 2018 was $12.7 million as compared to an income tax benefit of $24.0 million in fiscal year 2017. Our effective income tax rate for fiscal year 2018 was an income tax provision rate of (12.7)% as compared to an income tax benefit rate of 14.8% in fiscal year 2017. The income tax expense increased in fiscal year 2018 primarily due to the increase in valuation allowance on California state deferred tax assets. Factors leading to the income tax benefit in fiscal year 2017 include the remeasurement of deferred tax assets and liabilities in the amount of $27.4 million and the $0.1 million of the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings.

Equity in Earnings of Joint Venture

        Equity in earnings of our joint venture for fiscal year 2018 was $2.1 million as compared to $0.9 million in fiscal year 2017. Reported earnings in the joint venture include the effect of changes in the conversion value of the functional currency to U.S. dollars.

Liquidity and Capital Resources

        Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under the Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, expanding or remodeling stores and debt service. We believe that our existing cash and cash equivalents, cash anticipated to be generated by operating activities, and borrowings under the Credit Facilities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of December 30,

2018, we had $30.0 million drawn under our Revolving Credit Facility and $67.2 million of cash and cash equivalents.

        The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Fiscal Year 2018	Fiscal Year 2017
Cash and cash equivalents at end of period	$67,217	$71,671
Cash provided by operating activities	141,217	169,495
Cash used in investing activities	(131,507)	(162,587)
Cash (used in) provided by financing activities	(14,164)	10,528

Fiscal Year 2018 Compared to Fiscal Year 2017

Operating Activities

        Cash flows from operating activities consist of net loss adjusted for non-cash items including depreciation and amortization, deferred taxes and the effect of working capital changes. The increase or decrease in cash provided by operating activities reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

        Cash provided by operating activities for fiscal year 2018 decreased $28.3 million to $141.2 million as compared to $169.5 million for fiscal year 2017. This decrease was primarily attributable to increased working capital. During fiscal year 2018, we made cash interest payments of $39.3 million and cash pension contributions of $8.8 million, as compared to cash interest payments of $34.0 million and cash pension contributions of $11.7 million during fiscal year 2017.

Investing Activities

        Cash used in investing activities decreased $31.1 million to $131.5 million for fiscal year 2018 as compared to $162.6 million in fiscal year 2017. This decrease was primarily attributable to a $33.2 million decrease in capital expenditures for property, plant and equipment largely as a result of lower number of new stores opened in 2018, and a $0.7 million decrease in other investments. This overall decrease was partially offset by an increased investment in capitalized software of $4.4 million and a $1.6 million increase in proceeds on sale of assets..

Financing Activities

        Cash provided by financing activities decreased $24.7 million to cash used of $14.2 million for fiscal year 2018 as compared to cash provided of $10.5 million for fiscal year 2017. This decrease was primarily attributable to $68.0 million reduction of net borrowings on our Term Loan Facility and Revolving Credit Facility, net of loan fees paid, a $1.8 million increase in payments on promissory note and a $0.8 million decrease in proceeds received from stock option exercises, partially offset by $31.9 million of cash received from landlords related to financing lease obligations, a $12.9 million reduction in stock repurchases and a $1.1 million decrease in payment of minimum withholding taxes on net share settlement of stock option exercises.

        At December 30, 2018, we had cash and cash equivalents of $67.2 million, stockholders' equity of $308.2 million and debt, net of debt discount and debt issuance costs of $648.3 million. At December 30, 2018, we had working capital of $32.3 million as compared to working capital deficit of $14.7 million at December 31, 2017, primarily due to $51.0 million in net payments made on our Revolving Credit Facility.

Capital Expenditure and Other Capital Requirements

        Our primary uses of capital are to finance store development costs for buildings, leasehold improvements, equipment and initial set-up expenditures for new, relocated, expanded and remodeled stores, investment in our distribution network, investment in information systems hardware and capitalized software, as well as general working capital requirements.

        During fiscal year 2018, we opened 4 new Extra! stores, as well as three new Smart Foodservice stores. We currently plan to open 1 new Extra! store and 4 new Smart Foodservice stores in fiscal year 2019. We estimate that the capital expenditure requirement for improvements and equipment for a new Extra! store averages $2.6 million. We estimate that the average capital expenditure requirement for a typical new Smart Foodservice store is $1.5 million.

        During fiscal year 2018, we relocated three legacy Smart & Final stores to new Extra! locations. We plan to continue expanding legacy Smart & Final stores to our Extra! format, including through relocations. In fiscal year 2019, we plan to relocate 1 to 2 legacy Smart & Final stores to new Extra! locations. We estimate that the average capital expenditure requirement for a typical relocation is $2.6 million.

        We plan to continue opportunistically investing in our older Extra! format stores with store remodels. During fiscal year 2018, we remodeled four of our older Extra! stores and plan to remodel two older Extra! stores in fiscal year 2019. We estimate that the average capital expenditure requirement for a typical Extra! format remodel is $1.8 million.

        For fiscal year 2018, total capital expenditures, including property, plant and equipment and capitalized software, were approximately $86 million net of tenant improvement allowances. We estimate total capital expenditures to be $65 to $75 million for fiscal year 2019, net of tenant improvement allowances. However, our capital program plans are subject to change upon our further review and we cannot assure you that these estimates will be realized.

        We typically enter into lease arrangements for our store properties. From time to time we may purchase a property or leasehold interest for an additional capital investment, depending on the property location and market value. Working capital investment related to a new store is approximately $0.3 million and primarily relates to inventory net of trade vendor accounts payable.

        We have various retirement plans which subject us to certain funding obligations. Our noncontributory defined benefit retirement plan covered substantially all of our full time employees prior to June 1, 2008. We froze the accruing of future benefits under this plan effective June 1, 2008. As of December 30, 2018, there were approximately 424 hourly paid employees in our distribution and transportation operations accruing future benefits under this plan. Changes in the benefit plan assumptions as well as the funded status of the plan impact the funding and expense levels for future periods. We made cash contributions of $8.8 million in fiscal year 2018 and $11.7 million in fiscal year 2017. During fiscal year 2019, we plan to fund the total minimum required contribution of $3.4 million.

        We expect to fund our capital expenditures and other cash requirements with cash on hand, cash generated from operating activities and, if required, additional borrowings under the Credit Facilities. We believe that our sources of funds are adequate to provide for our working capital, capital expenditures and debt service requirements for the foreseeable future, including investments made, and expenses incurred, in connection with opening new stores or expanding or relocating existing stores in accordance with our growth strategy. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flow from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our expected new store openings or store expansions and relocations, sell assets, obtain additional debt or equity capital or refinance all or a portion of our outstanding debt. Alternatively, we may elect to pursue additional expansion opportunities that could require additional debt or equity financing. There can be no assurance that equity or debt financing would be available to us when we need it or, if available, that the terms will be satisfactory to us and not dilutive to our then-current stockholders.

Credit Facilities

        We have two arrangements governing our material outstanding indebtedness: our Term Loan Facility and our Revolving Credit Facility.

        As of December 30, 2018, the aggregate principal balance of amounts outstanding under our Term Loan Facility net of discount on debt issuance and debt issuance costs was $619.2 million. The term loans incurred under our Term Loan Facility have a maturity date of November 15, 2022. There is no required quarterly amortization of the principal amount. Smart & Final Stores LLC may prepay the Term Loans, in whole or in part, at any time. Mandatory prepayments are required in the amount of (i) the net proceeds of a sale of assets, subject to the priority of the Revolving Credit Facility Collateral (as defined below), (ii) the net proceeds of the incurrence of indebtedness to the extent such indebtedness is not permitted under the terms of the Term Loan Facility and (iii) a percentage of annual "excess cash flow," as adjusted by voluntary prepayments.

        The Revolving Credit Facility provides for up to $200.0 million of borrowings (including up to $65.0 million for the issuance of letters of credit), subject to certain borrowing base limitations. Subject to certain conditions, we may increase the commitments under the Revolving Credit Facility by up to $100.0 million. The Revolving Credit Facility has a maturity date of July 19, 2021. As of December 30, 2018, we had $30.0 million outstanding borrowings under the Revolving Credit Facility and outstanding letters of credit were $45.0 million. After giving effect to borrowings under the Revolving Credit Facility and outstanding letters of credit, we had $125.0 million of availability under the Revolving Credit Facility as of December 30, 2018.

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

        The Revolving Credit Facility includes a "springing" financial maintenance covenant, applicable when a covenant trigger event has occurred and is continuing. If such a covenant trigger event has occurred and is continuing, Smart & Final Stores LLC is required to maintain a fixed charge coverage ratio of not less than 1.0 to 1.0. A covenant trigger event shall have occurred any time that availability under the Revolving Credit Facility is less than the greater of (i) $12.5 million and (ii) 10.0% of the line cap (the lesser of the aggregate commitments under the Revolving Credit Facility and the borrowing base then in effect) (the "Trigger Threshold"). Once commenced, a covenant trigger event shall be deemed to continue until such time as availability equals or exceeds the Trigger Threshold for 20 consecutive days. As of December 30, 2018, no trigger event has occurred.

Off Balance Sheet Arrangements

        As of December 30, 2018, we had no off-balance sheet arrangements.

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in our Smart Foodservice operations. At the end of fiscal year 2018 and fiscal year 2017, there were 219 and 214 union employees covered under this plan, respectively. Our employer contributions and corresponding pension expense for this plan was $1.8 million for fiscal year 2018 and $1.5 million for fiscal year 2017.

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

        The Western Conference of Teamsters Pension Agreement and Declaration of Trust dated April 26, 1955, pursuant to which the Teamsters Plan was established, provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised us that the minimum funding requirements of ERISA are being met as of January 1, 2018 (based on the most recent information available).

        As of January 1, 2018, the Teamsters Plan actuarial present value of accumulated plan benefits was $43,770.5 million and the actuarial value of assets for funding the standard account was $40,212.4 million, resulting in a funded percentage of 91.9%. The Teamsters Plan covered approximately 609,637 participants as of January 1, 2018. Approximately 1,460 employers participate in the Teamsters Plan and total employer contributions for the plan year ended January 1, 2018 totaled $1,857.0 million.

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

        Beginning in the second quarter of fiscal year 2017 we began to experience inflation and have been passing that through to customers. We estimate that for fiscal year 2017 on average there was 0.7% inflation. This inflation continued in the first half of 2018, then turned to deflation in the third quarter of fiscal 2018, before returning to inflation in the fourth quarter of fiscal 2018. We estimate that average inflation for fiscal year 2018 was 0.3%.

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

        Determining market values using a discounted cash flow method requires that we make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate market rates. Our judgments are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits and cash flows, including capital expenditures. Critical assumptions include projected comparable store sales growth, timing and number of new store openings, operating profit rates, general and administrative expenses, direct store expenses, capital expenditures, discount rates, royalty rates and terminal growth rates. We determine discount rates based on the weighted average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. We also use comparable market earnings multiple data and market transaction data in determining market values. Factors that could cause us to change our estimates of future cash flows include a prolonged economic crisis, successful efforts by our competitors to gain market share in our core markets, our inability to compete effectively with other retailers or our inability to maintain price competitiveness. We also evaluate the market capitalization of the Company in corroborating the reasonableness of the underlying reporting unit valuations. In the fourth quarter of fiscal year 2018, we completed our quantitative assessment of potential goodwill impairment and concluded that the fair value of the Smart Foodservice reporting unit exceeded its carrying value, by approximately 79%. Based on this excess of fair value over carrying value, we believe that reasonable variations in the estimates and assumptions used in our impairment analysis for the Smart Foodservice reporting unit would not result in an indication that the reporting unit's goodwill may be impaired. In the fourth quarter of fiscal year 2018, we also completed our quantitative assessment of potential goodwill impairment associated with the Smart & Final reporting unit and concluded that the fair value fell short of its carrying value, resulting in a goodwill impairment charge of $94.0 million. This is discussed further in Note 3, Goodwill Impairment, in the accompanying notes to our audited consolidated financial statements.

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

        Application of alternative assumptions, such as changes in estimates of future cash flows, could produce significantly different results. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. We recorded a pre-tax impairment loss related to property, plant and equipment of $19.1 million and $1.7 million for our fiscal years ended December 30, 2018 and December 31, 2017, respectively, and we recorded no pre-tax impairment loss related to capitalized software in our fiscal year ended December 30, 2018 and $0.1 million in our fiscal year ended December 31, 2017, as discussed further in Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our audited consolidated financial statements.

Income Taxes

        Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management's best estimate of current and future taxes to be paid. We are subject to income taxes in the United States and Mexico.

        Income taxes are accounted for under the balance sheet model for recording current and deferred taxes. Deferred tax assets and liabilities are measured using currently enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. Under applicable accounting guidance, we are required to evaluate the realizability of our deferred tax assets. The realization of our deferred tax assets is dependent upon all available evidence, both positive and negative, including reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage our underlying businesses. We consider objective historical evidence when evaluating future taxable income, including three years of cumulative operating loss. Applicable accounting guidance requires that we recognize a valuation allowance when it is more likely than not that all or a portion or all of a deferred tax asset will not be realized due to the inability to generate sufficient taxable income in future periods. Accordingly, significant accounting judgment is required in our assessment of deferred tax assets and valuation allowances when determining the provision for income taxes and related accruals.

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

        We have recorded self-insurance accruals of $65.6 million and $59.2 million as of December 30, 2018 and December 31, 2017, respectively related to our workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $13.9 million and $13.3 million as of December 30, 2018 and December 31, 2017, respectively related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program. We have also recorded a corresponding insurance recovery receivable of $13.9 million and $13.3 million as of December 30, 2018 and December 30, 2017, respectively, from our third-party insurance carriers related to the risk in excess of certain dollar limits related to our workers compensation California self-insured program and our general liability program.

        We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our self-insured liabilities at December 30, 2018, excluding the risk in excess of certain dollar limits related to the self-insured program with our third-party insurance carriers, would have affected pre-tax loss by approximately $2.6 million for fiscal year 2018. Historically, periodic adjustments to our estimates have not been material.

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

        Adjustments to closed stores and other properties reserves primarily relate to changes in estimated timing and amounts of subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. Because of the significance of the judgments and estimation processes, it is possible that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our closed stores and other properties reserves at December 30, 2018 would have affected pre-tax loss by approximately $0.4 million for fiscal year 2018.

Retirement Benefit Plans and Postretirement Benefit Plans

        Certain of our employees are covered by a funded noncontributory qualified defined benefit pension plan. U.S. GAAP requires that we measure the benefit obligations and fair value of plan assets that determine our plans' funded status as of our fiscal year end date.

        The determination of our obligation and expense for retirement benefit plans and postretirement benefit plans is dependent, in part, on our selection of certain assumptions used by us and our actuaries in calculating such amounts. Those assumptions are described in Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations, in the accompanying notes to our audited consolidated financial statements. Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Three assumptions, among others—discount rate, expected long-term return on plan assets and rate of compensation increases—are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually. We periodically evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. In 2018, the Society of Actuaries released revised mortality scales, which update life expectancy assumptions. In consideration of these scales, we modified the mortality assumptions used in determining our retirement benefit plans and postretirement benefit plans as of December 30, 2018. The impact of these updated mortality assumptions resulted in a slight decrease to our pension, supplemental executive retirement plan ("SERP") and postretirement benefit plan obligations and a slight decrease in future related expense. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

        We determine the discount rate using current investment yields on high quality fixed income investments. The discount rate assumption used to determine the year-end projected benefit obligation is increased or decreased to be consistent with the change in yield rates for high quality fixed-income investments for the expected period to maturity of the pension benefits. A lower discount rate increases the present value of benefit obligations and increases pension expense. The discount rate used to determine benefit obligations for our defined benefit pension plan as of December 30, 2018 was 4.40%. The discount rate used to determine benefit obligations under our SERP as of December 30, 2018 was 3.86%. The discount rate used to determine benefit obligations under our postretirement benefit plan as of December 30, 2018 was 4.35%.

        We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan's portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long term return. For fiscal year 2018, the Company's assumed rate of return for our defined benefit pension plan was 6.00%.

        Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/– 50 bps	$(18,823)/$20,503	$(223)/$409
Expected long-term return on plan assets	+/– 50 bps	—	(767)767
SERP:
Discount rate	+/– 50 bps	(1,104)/1,182	95/(103)
Postretirement benefit plan:
Discount rate	+/– 50 bps	(902)/1,009	(95)/61

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

Interest Rate Market Risk

        Based on our variable rate debt balance as of December 30, 2018, a 1% increase in interest rates would increase our annual interest cost by approximately $6.3 million. If the interest rate were to decrease 1%, this would decrease our annual interest cost by approximately $6.3 million.

Foreign Currency Exchange Rate Market Risk

        We are exposed to market risks relating to fluctuations in foreign exchange rates between the U.S. dollar and other foreign currencies, primarily the Mexican Peso. Our exposure to foreign currency risk is limited to our operations in Mexico and the equity earnings of our joint venture. Such exposure is primarily related to our $17.5 million equity investment in the Mexico joint venture. The remainder of our business is conducted in U.S. dollars and thus is not exposed to fluctuation in foreign currency. We do not hedge our foreign currency exposure and therefore are not exposed to such hedging risk.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Smart & Final Stores, Inc. and Subsidiaries (the Company) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended, and the related notes and financial statement schedules listed in the index at item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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
March 14, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Smart & Final Stores, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Smart & Final Stores, Inc. and Subsidiaries' internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Smart & Final Stores, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2018 and December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended and the related notes and financial statement schedules listed in the index at item 15(a) and our report dated March 14, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
March 14, 2019

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$67,217	$71,671
Accounts receivable, less allowances of $100 and $177 at
December 30, 2018 and December 31, 2017, respectively	36,771	33,019
Inventories	301,938	289,712
Prepaid expenses and other current assets	32,346	54,241

Total current assets	438,272	448,643
Property, plant, and equipment:
Land	9,734	10,076
Buildings and improvements	60,637	53,965
Leasehold improvements	367,820	346,181
Fixtures and equipment	450,267	421,912
Construction in progress	21,784	8,242

	910,242	840,376
Less accumulated depreciation and amortization	428,095	338,149

	482,147	502,227
Assets under capital leases	16,862	—
Capitalized software, net of accumulated amortization of $20,294 and $17,325 at December 30, 2018 and December 31, 2017, respectively	33,725	21,984
Other intangible assets, net	355,554	362,536
Goodwill	291,918	385,918
Equity investment in joint venture	17,468	15,380
Other assets	75,972	73,249

Total assets	$1,711,918	$1,809,937

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$239,668	$245,009
Accrued salaries and wages	36,757	36,216
Accrued expenses	99,317	100,639
Current portion of debt, less debt issuance costs	29,095	81,512

Total current liabilities	404,837	463,376
Obligations under capital leases	17,177	—
Long-term debt, less debt issuance costs	619,204	617,867
Deferred income taxes	50,365	38,095
Postretirement and postemployment benefits	115,402	127,649
Other long-term liabilities	196,778	159,904
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value;
Authorized shares—10,000,000
Issued and outstanding shares—none	—	—
Common stock, $0.001 par value;
Authorized shares—340,000,000
Issued and outstanding shares—76,524,061 and 74,120,113 at December 30, 2018 and December 31, 2017, respectively	77	74
Additional paid-in capital	521,183	506,098
Retained deficit	(190,315)	(78,160)
Accumulated other comprehensive loss	(22,790)	(24,966)

Total stockholders' equity	308,155	403,046

Total liabilities and stockholders' equity	$1,711,918	$1,809,937

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Fiscal Year 2018	Fiscal Year 2017
Net sales	$4,741,772	$4,570,565
Cost of sales, buying and occupancy	4,024,130	3,896,897

Gross margin	717,642	673,668
Operating and administrative expenses	682,306	621,078
Goodwill impairment	94,000	180,000

Loss from operations	(58,664)	(127,410)
Interest expense, net	42,903	36,470
Equity in earnings of joint venture	2,093	923

Loss before income taxes	(99,474)	(162,957)
Income tax (provision) benefit	(12,681)	24,043

Net loss	$(112,155)	$(138,914)

Basic loss per share	$(1.54)	$(1.92)
Diluted loss per share	$(1.54)	$(1.92)
Weighted average shares outstanding:
Basic	72,890,501	72,352,102
Diluted	72,890,501	72,352,102
Comprehensive loss:
Net loss	$(112,155)	$(138,914)
Minimum pension, SERP and postretirement benefit plan obligation adjustment, net of tax (benefit) expense of $(903) and $(4,602), respectively	2,439	(12,444)
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(51) and $500, respectively	(138)	750
Reclassification adjustments, net of income tax expense of $6 and $9, respectively	15	13
Foreign currency translation	(140)	298

Other comprehensive income (loss)	2,176	(11,383)

Comprehensive loss	$(109,979)	$(150,297)

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Fiscal Year 2018	Fiscal Year 2017
Operating activities
Net loss	$(112,155)	$(138,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58,703	58,589
Amortization	40,825	39,783
Amortization of debt discount and debt issuance costs	2,040	1,908
Share-based compensation	12,350	11,560
Deferred income taxes	11,414	(20,283)
Equity in earnings of joint venture	(2,093)	(923)
Loss (gain) on disposal of property, plant, and equipment	667	(51)
Asset impairment	19,115	1,796
Goodwill impairment	94,000	180,000
Dividend from joint venture	900	455
Changes in operating assets and liabilities:
Accounts receivable, net	(3,752)	(2,988)
Inventories	(12,226)	(10,994)
Prepaid expenses and other assets	26,323	405
Accounts payable	(5,341)	19,782
Accrued salaries and wages	541	4,283
Other accrued liabilities	9,906	25,087

Net cash provided by operating activities	141,217	169,495
Investing activities
Purchases of property, plant, and equipment	(116,172)	(149,347)
Proceeds from disposal of property, plant, and equipment	3,448	1,858
Investment in capitalized software	(18,738)	(14,316)
Other	(45)	(782)

Net cash used in investing activities	(131,507)	(162,587)
Financing activities
Proceeds from exercise of stock options	3,401	4,228
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(665)	(1,850)
Fees paid in conjunction with debt financing	(274)	(245)
Borrowings on bank line of credit	69,000	88,000
Payments on bank line of credit	(120,000)	(71,000)
Payment on promissory note	(1,775)	—
Cash received from landlords related to financing lease obligations	36,149	4,268
Stock repurchases	—	(12,873)

Net cash (used in) provided by financing activities	(14,164)	10,528

Net (decrease) increase in cash and cash equivalents	(4,454)	17,436
Cash and cash equivalents at beginning of period	71,671	54,235

Cash and cash equivalents at end of period	$67,217	$71,671

Cash paid during the period for:
Interest	$39,334	$33,957
Income taxes	—	2
Non-cash investing and financing activities
Software development costs incurred but not paid	$2,029	$1,397
Construction in progress costs incurred but not paid	12,752	18,834
Property acquired through capital and financing lease obligations	18,030	7,135

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Amounts)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	72,930,653	$73	$500,666	$65,093	$(13,583)	$552,249

Issuance of restricted stock awards	1,588,218	1	—	—	—	1
Forfeiture of restricted stock awards	(61,279)	—	—	—	—	—
Share-based compensation	—	—	11,560	—	—	11,560
Stock option exercises	1,147,889	1	4,228	—	—	4,229
Vested restricted stock awards withheld on net share settlement	(162,786)	—	(1,850)	—	—	(1,850)
Net loss	—	—	—	(138,914)	—	(138,914)
Stock repurchases	(1,322,582)	(1)	(8,506)	(4,339)	—	(12,846)
Other comprehensive loss	—	—	—	—	(11,383)	(11,383)

Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046

Issuance of restricted stock awards	1,390,007	2	—	—	—	2
Forfeiture of restricted stock awards	(108,715)	—	—	—	—	—
Share-based compensation	—	—	12,350	—	—	12,350
Stock option exercises	1,238,842	1	3,400	—	—	3,401
Vested restricted stock awards withheld on net share settlement	(116,186)	—	(665)	—	—	(665)
Net loss	—	—	—	(112,155)	—	(112,155)
Stock repurchases	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	2,176	2,176

Balance at December 30, 2018	76,524,061	$77	$521,183	$(190,315)	$(22,790)	$308,155

See notes to consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 30, 2018

1. Description of Business and Basis of Presentation

Business

        Smart & Final Stores, Inc., a Delaware corporation ("SFSI" and, collectively with its wholly owned subsidiaries, the "Company"), is engaged primarily in the business of selling fresh perishables and everyday grocery items, together with foodservice, packaging and janitorial products. The Company operates non-membership, warehouse-style stores offering products in a range of product sizes.

        SFSI was formed in connection with the acquisition of the "Smart & Final" and "Smart Foodservice" store businesses through the purchase of all of the outstanding common stock of Smart & Final Holdings Corp., a Delaware corporation (the "Predecessor"), on November 15, 2012. The principal acquiring entities were affiliates of Ares Management, L.P. ("Ares"), and the acquisition is referred to as the "Ares Acquisition."

        The Company operates non-membership warehouse-style grocery stores under the "Smart & Final" banner in California, Arizona, and Nevada. These stores are operated through the Company's principal subsidiary, Smart & Final Stores LLC, a California limited liability company and an indirect wholly owned subsidiary of SFSI ("Smart & Final Stores"), and other related entities. Beginning in 2008, the Company began opening an expanded Smart & Final store format named "Smart & Final Extra!" ("Extra!"). At December 30, 2018, the Company operated 260 stores, including 201 Extra! format stores, under the "Smart & Final" banner.

        The Company also operates non-membership warehouse-style grocery stores in Washington, Oregon, California, Idaho, Utah, and Nevada under the "Smart Foodservice" banner. At December 30, 2018, the Company operated 66 "Smart Foodservice" stores.

        The Company classifies its operations into two reportable segments: "Smart & Final" and "Smart Foodservice." For additional information on these segments, see Note 13, Segment Information.

        The Company's wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V. ("SF Mexico"), is a Mexican holding company that owns 50% of a joint venture. The other 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group which is also the owner of the Calimax grocery store chain in Mexico. At December 30, 2018, this joint venture operated 15 "Smart & Final" format stores in Northwestern Mexico, similar in concept to the Company's U.S. "Smart & Final" stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. ("SFDN").

        The Company's 50% joint venture interest is accounted for by the equity method of accounting. The investment in SFDN at each reporting fiscal year-end is reported in the consolidated balance sheets under "Equity investment in joint venture." The carrying value of the investment as of December 30, 2018 and December 31, 2017 represents undistributed earnings of the joint venture and an $8.0 million fair value purchase accounting adjustment recorded as a result of the Ares Acquisition. The "Retained earnings" on SFSI's consolidated balance sheets included earnings of SFDN of $2.1 million and $0.9 million at December 30, 2018 and December 31, 2017, respectively. As of December 30, 2012, SFDN has declared dividends of $15.4 million, representing earnings through 2011. Of the $15.4 million declared dividends, SFDN paid $0.9 million during the year ended December 30, 2018 and $0.5 million during the year ended December 31, 2017. There was no dividend receivable outstanding at December 30, 2018. At the end of fiscal years 2017 and 2016, the Company revalued the

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

1. Description of Business and Basis of Presentation (Continued)

dividend receivable due to exchange rate fluctuations and recorded exchange gain (losses) of $0.1 million and $(0.4) million, respectively.

Basis of Presentation

        The accompanying consolidated financial statements present the financial position, and results of operations and cash flows of SFSI as of December 30, 2018 and December 31, 2017, and for the years ended December 30, 2018 and December 31, 2017.

        The consolidated financial statements include the accounts of the Company and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Fiscal Years

        The Company's fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Fiscal years 2018 and 2017 ended on December 30, 2018 and December 31, 2017, respectively. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal years 2018 and 2017 are 52-week fiscal years.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. All credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents. The amounts due from banks for these transactions classified as cash equivalents was $29.8 million and $33.8 million as of December 30, 2018 and December 31, 2017, respectively. The carrying amount of cash equivalents is approximately the same as their respective fair values due to the short-term maturity of these instruments.

Accounts Receivable, Net

        Accounts receivable generally represent billings to customers, billings to vendors for earned rebates and allowances, receivables from SFDN, and other items. The receivable from SFDN primarily relates

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

to billings for the shipment of inventory product to SFDN. The following table sets forth the major components of accounts receivable for each fiscal year-end (in thousands):

	December 30, 2018	December 31, 2017
Trade	$3,679	$3,081
Vendor	27,760	24,043
SFDN	717	1,068
Other	4,615	4,827

Total	$36,771	$33,019

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

Inventories

        Inventories consist of merchandise purchased for resale which is stated at the lower of weighted-average cost (which approximates first-in, first-out ("FIFO")) or net realizable value. The Company provides for estimated inventory losses between physical inventory counts at its stores based upon historical inventory losses as a percentage of sales. The provision is adjusted periodically to reflect updated trends of actual physical inventory count results. The Company had reserves for inventory losses and slow-moving inventory of $9.4 million and $9.7 million as of December 30, 2018 and December 31, 2017, respectively.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets include primarily prepaid rent, insurance, property taxes, income taxes receivable, properties held for sale and other current assets. As of December 31, 2017, prepaid expenses and other current assets included $21.9 million of income taxes receivable which was received in fiscal 2018.

        As of December 30, 2018 and December 31, 2017, the Company designated properties as held for sale in the amount of $8.5 million and $8.4 million, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

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

        Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites of $3.0 million and $3.1 million at December 30, 2018 and December 31, 2017, respectively. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

        In accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment ("ASC 360"), the Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores' operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 5, Fair Value Measurements. As a result of such reviews, the Company recorded a pre-tax store impairment loss of $16.6 million and $1.7 million for the years ended December 30, 2018 and December 31, 2017, respectively, in the Smart & Final segment, and $1.9 million for the year ended December 30, 2018 in the Smart Foodservice segment. The impairment losses were reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive loss.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

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

        Capitalized software costs, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the capitalized software may not be recoverable, whether it is in use or under development. Impairment is recognized to the extent the sum of the estimated discounted future cash flows from the use of the capitalized software is less than the carrying value. As a result of such reviews, the Company did not record any impairment loss for the year ended December 30, 2018. The Company recorded a pre-tax impairment loss of $0.1 million for the year ended December 31, 2017, in the Smart & Final segment, which was reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive loss.

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

        Through the fourth quarter of 2018 and as of the annual impairment assessment date of December 2, 2018, the Company continued to experience a sustained decline in its share price and market capitalization from mid-2017. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company further updated its short-term operating plan in the fourth quarter 2018 to reflect this environment. The annual evaluation of impairment for fiscal year 2018 was performed as of December 2, 2018 resulting in a

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

goodwill impairment charge of $94.0 million associated with the Smart & Final reporting unit (see Note 3 Goodwill Impairment). For the year ended December 31, 2017, the Company recognized a goodwill impairment charge of $180.0 million as a result of such annual evaluation.

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

        In fiscal year 2015, the Company acquired certain assets, including 33 store leases and related fixtures, equipment and liquor licenses, of Haggen Operations Holdings, LLC and Haggen Opco South, LLC (together, "Haggen"). The Company recorded leasehold interests at fair value as of the acquisition dates. Acquired leasehold interests are finite-lived intangible assets amortized straight-line over their estimated useful benefit period which is typically the lease term. Amortization expense reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive loss was $3.6 million for both of the years ended December 30, 2018 and December 31, 2017.

        The following table summarizes the components of other intangible assets, net at December 30, 2018 (in thousands):

	Fair Value at Acquisition	Accumulated Amortization	Net Book Value
December 30, 2018
Indefinite-lived intangible assets:
Trade names	$265,000	$—	$265,000
Finite-lived intangible assets:
Signature brands	67,100	(20,604)	46,496
Leasehold interests	55,129	(11,071)	44,058

Total finite-lived intangible assets	122,229	(31,675)	90,554

Total intangible assets	$387,229	$(31,675)	$355,554

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

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

        Signature brands are amortized on a straight-line basis. Amortization expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive loss was $3.4 million for both of the years ended December 30, 2018 and December 31, 2017.

        Amortization of the finite-lived intangible assets over the next five fiscal years is as follows (in thousands):

2019	$6,976
2020	7,093
2021	6,761
2022	6,761
2023	6,490
Thereafter	56,473

$90,554

        Finite-lived intangible assets, like other long-lived assets as required by ASC 360, are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the finite-lived intangible asset may not be recoverable. There were no indicators of impairment during the year ended December 30, 2018. As such, the Company did not recognize any impairment loss as a result of such evaluation during any of the periods presented.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

Other Assets

        Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses, capitalized cloud computing implementation costs and other miscellaneous assets.

Accounts Payable

        The Company's banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts were $62.6 million and $59.2 million at December 30, 2018 and December 31, 2017, respectively, and are included in "Accounts payable" in the consolidated balance sheets.

Other Long-Term Liabilities

        Other long-term liabilities include primarily general liability reserves, workers' compensation reserves, liabilities for deferred compensation plan, leasehold interests, financing obligations for "build-to-suit" lease arrangements and other miscellaneous long-term liabilities. As a result of the Ares Acquisition, leasehold interests were adjusted and recorded at fair market value in accordance with ASC 805. At November 15, 2012, the fair value of the lease obligations was $9.8 million. During the year ended December 30, 2018, leasehold interests were reduced by $0.7 million due to certain store closures. As of December 30, 2018, leasehold interests of $4.5 million, net of accumulated amortization of $6.0 million, is included in other long-term liabilities. As of December 31, 2017, leasehold interests, related to Ares Acquisition, of $5.0 million, net of accumulated amortization of $4.8 million, is included in other long-term liabilities. These leasehold interests are amortized over their estimated useful benefit periods, which is typically the lease term. The weighted-average amortization period is 14 years.

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

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

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

        During the year ended December 30, 2018, the Company closed four operating stores and relocated three operating stores, resulting in an asset impairment loss of $0.1 million and lease obligation expense of $1.2 million. During the year ended December 31, 2017, the Company relocated three operating stores, resulting in an asset impairment loss of $0.1 million and lease obligation expense of $0.5 million. These expenses were reported within "Operating and administrative expenses" on the accompanying consolidated statements of operations and comprehensive loss.

Share-Based Compensation

        The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive loss as compensation expense based on the fair value of an award over its requisite service period, taking into consideration estimated forfeiture rates.

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

        The Company uses the Black-Scholes-Merton option-pricing model to determine the grant date fair value for each stock option grant. The Black-Scholes-Merton option-pricing model requires extensive use of subjective assumptions. Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, the related amounts recognized in the Company's consolidated statements of operations and comprehensive loss. The Company recognizes compensation cost for graded vesting awards as if they were granted in multiple awards. Management believes the use of this "multiple award" method is preferable because a stock option grant or restricted stock grant with graded vesting is effectively a series of individual grants that vest over various periods and management believes that this method provides for better matching of compensation costs with the associated services rendered throughout the applicable vesting periods. See Note 11, Share-Based Compensation.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

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

        In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company's primary source of revenues is from the sale of products which are recognized at the point of sale, the impact on its consolidated financial statements is not material.

        In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08"), which amended existing accounting standards for revenue recognition. The Company adopted ASU 2016-08 in the first quarter of 2018 using the modified retrospective approach. The Company performed a detailed review of key contracts and comparison of historical accounting policies and practices to the new standard including principal versus agent considerations as amended through ASU 2016-08. The Company's analysis of its contracts under the new standard supports the recognition of revenue at the point of sale, consistent with its current revenue policy. Furthermore, the Company evaluated the principal versus agent considerations as it relates to certain arrangements with third parties and determined that there would be no impact to the presentation of gross or net revenue reporting.

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

December 30, 2018

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

        The Company charges to expense the costs of advertising as incurred. Total advertising expense reported within "Operating and administrative expenses" on the Company's consolidated statements of operations and comprehensive loss was $41.8 million and $42.7 million for the years ended December 30, 2018 and December 31, 2017, respectively.

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

December 30, 2018

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

        On November 15, 2012, debt issuance costs and fees paid to the lenders related to the Ares Acquisition, totaling $17.5 million, were recorded as a reduction to debt and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At December 30, 2018 and December 31, 2017, the debt discount was $3.9 million and $4.8 million, respectively (net of accumulated amortization of $7.8 million and $6.9 million, respectively). See Note 4, Debt.

        On November 15, 2012, debt issuance costs and fees paid to parties other than the lenders related to the Ares Acquisition, totaling $17.2 million, have been capitalized and are amortized to interest expense over the terms of the underlying debt instruments using the effective interest method. At December 30, 2018 and December 31, 2017, debt issuance costs were $2.8 million and $3.6 million, respectively (net of accumulated amortization of $9.6 million and $8.5 million, respectively).

Self-Insurance

        The Company has various insurance programs related to its risks and costs associated with workers' compensation and general liability claims. The Company has elected to purchase third-party insurance to cover the risk in excess of certain dollar limits established for each respective program.

        The Company has recorded self-insurance accruals of $64.2 million and $58.3 million as of December 30, 2018 and December 31, 2017, respectively related to its workers' compensation and general liability programs. Included in this aggregate accrual are amounts of $13.9 million as of December 30, 2018 related to the risk in excess of certain reinsurance dollar limits of the Company's workers compensation California self-insured program and its general liability program. The Company has also recorded a corresponding insurance recovery receivable of $13.9 million as of December 30, 2018 from its third-party insurance carriers related to such programs.

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

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

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

        The Company's debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company's first lien term loan facility (as amended, the "Term Loan Facility"), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of December 30, 2018, the carrying value of the Term Loan Facility based upon valuations received from the administrative agent, which reflected a pricing valuation of 92.0% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $575.0 million as of December 30, 2018. The Company's estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

        The Company's consolidated financial statements also reflect its investment in Sprouts Farmers Market, Inc. ("Sprouts"), principally for the benefit of certain participants in the Company's supplemental deferred compensation plan. The investment is presented at fair market value.

Accounting for Retirement Benefit Plans

        The Company accounts for its retirement benefit plans and postretirement and postemployment benefit obligations in accordance with ASC 715, Compensation—Retirement Benefits ("ASC 715"). ASC 715 requires the Company to recognize the overfunded or underfunded status of a defined benefit plan, measured as the difference between the fair value of plan assets and the plan's benefit obligation, as an asset or liability in its consolidated balance sheets and to recognize changes to that funded status in the year in which the changes occur through accumulated other comprehensive loss. See Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations. ASC 715 also requires measurement of the funded status of a plan as of the Company's consolidated balance sheet dates.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

Loss per Share

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

        The Company has implemented changes to its systems and processes in conjunction with its review of existing lease agreements. The Company will use the optional transition method allowed by ASU 2016-02, the modified retrospective transition method, which allows the Company to apply Accounting Standards Codification ASC 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption would be recorded in the opening balance sheet of retained earnings in the period of adoption. The Company will elect to use the package of practical expedients which permits the Company to not reassess whether: a contract is or contains a lease, lease classification, and initial direct costs. The Company also will elect to apply the short-term lease exception, which allows the lessee to keep leases with term of 12 months or less off the balance sheet.

        The Company expects to record operating lease liabilities of approximately $0.9 billion based on the present value of the remaining minimum rental payments using discount rates as of the effective date. The Company expects to record corresponding right-of-use assets of approximately $0.9 billion, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized initial direct costs, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of December 31, 2018. In addition, leases that were accounted for as financing leases under build to suit accounting will be classified as operating leases in accordance with the new standard as of the transition date, resulting in the derecognition of approximately $21 million of existing financing lease obligations and related assets. This reclassification will also result in the recognition of rent expense which was previously reported as interest expense under the former failed sale-leaseback guidance. The Company believes the standard will not have a notable impact on our liquidity or debt-covenant compliance under our current agreements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

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

        In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income (loss). ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of ASU 2018-02 will have a material impact on its consolidated financial statements.

        In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). The amendments expand the scope of ASC 718, Compensation—Stock Compensation ("ASC 718") to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC 718 to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

2. Summary of Significant Accounting Policies (Continued)

        In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements or disclosures.

        In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350-40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. Accounting for the hosting component of the arrangement is not affected. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

3. Goodwill Impairment

        In the fourth quarter 2018, the Company conducted its annual impairment assessment of goodwill as of December 2, 2018 for its two reporting units—the Smart & Final reporting unit and the Smart Foodservice reporting unit. Through the fourth quarter of 2018 and as of the annual impairment assessment date of December 2, 2018, the Company experienced a sustained decline in its share price and market capitalization that began in mid-2017. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company further updated its operating plan in the fourth quarter 2018 to reflect this environment. Based on these specific Company and industry factors, the Company conducted its annual quantitative assessment of potential goodwill impairment for each of the two reporting units utilizing a combination of the discounted cash flow method (income approach), and the public company peer company comparable market approach and the market transaction approach (together, the market approach).

        As a result of this quantitative assessment, the Company concluded that the fair value of the Smart & Final reporting unit fell short of its carrying value resulting in a goodwill impairment charge of $94.0 million. The Company also concluded that the fair value of the Smart Foodservice reporting unit exceeded its carrying value resulting in no goodwill impairment charge. During the year ended December 31, 2017, the Company recorded an impairment charge of $180.0 million to the Smart & Final reporting unit, and no impairment charge for the Smart Foodservice reporting unit.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

4. Debt

        Current portion of debt at December 30, 2018 and December 31, 2017 was as follows (in thousands):

	December 30, 2018	December 31, 2017
Revolving Credit Facility	$30,000	$81,000
Promissory Note	—	1,775
Less:
Debt issuance costs	(905)	(1,263)

Total current portion of debt	$29,095	$81,512

        Long-term debt at December 30, 2018 and December 31, 2017 was as follows (in thousands):

	December 30, 2018	December 31, 2017
Term Loan Facility	$625,000	$625,000
Less:
Debt issuance costs	(1,869)	(2,298)
Discount on debt issuance	(3,927)	(4,835)

Total long-term debt	$619,204	$617,867

        In conjunction with the Ares Acquisition, Smart & Final Stores LLC ("Smart & Final Stores") entered into financing arrangements effective November 15, 2012, including the Term Loan Facility and an asset-based lending facility (the "Revolving Credit Facility").

Term Loan Facility

        The Term Loan Facility, as amended, provided financing of $625.0 million and has a maturity date of November 15, 2022. Debt issuance costs and debt discount are both amortized over the remaining term of the Term Loan Facility. As of December 30, 2018 and December 31, 2017, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 5.88% and 5.20%, respectively.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

4. Debt (Continued)

Revolving Credit Facility

        The Revolving Credit Facility, as amended, provides financing of up to $200.0 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base. The calculated borrowing base, a formula based on certain eligible inventory and receivables, minus certain reserves, was $208.2 million and $206.9 million at December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018 and December 31, 2017, the amount outstanding under the Revolving Credit Facility was $30.0 million and $81.0 million, respectively.

        The maturity date of the Revolving Credit Facility is the earlier of (a) July 19, 2021 and (b) to the extent the Term Loan Facility (and any refinancing of the Term Loan Facility) has not been paid in full, the date that is 60 days prior to the earliest scheduled maturity date of the Term Loan Facility (or such refinancing of the Term Loan Facility). Debt issuance costs are amortized over the remaining term of the Revolving Credit Facility.

        Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores' option, a fluctuating rate equal to either (1) adjusted LIBOR (LIBOR rate in effect for the applicable interest period, adjusted for statutory reserves) or (2) the alternate base rate. At December 30, 2018 and December 31, 2017, the alternate base rate was 5.50% and 4.50%, respectively and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 5.75% and of 4.75% respectively.

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

        The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $45.0 million and $36.2 million outstanding as of December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018 and December 31, 2017, the amount available for borrowing under the Revolving Credit Facility was $125.0 million and $82.8 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 30, 2018 and December 31, 2017, no trigger event had occurred.

        Aggregate future principal payments of the Company's debt are as follows (in thousands):

Fiscal Year:
2019	$30,000
2020	—
2021	—
2022	625,000

Total	$655,000

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

5. Fair Value Measurements

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

        The Company's assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at December 30, 2018
Description	Total as of December 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$548	$548	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,450	3,450	—	—
Other assets—deferred compensation plan investment in Sprouts and other	5,530	5,530	—	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(16,896)	(1,974)	(14,922)	—

Total	$(7,368)	$7,554	$(14,922)	$—

        Level 1 Investments include money market funds of $0.5 million, market index funds of $3.5 million and an investment in Sprouts and other of $5.5 million with the corresponding deferred compensation liabilities of $2.0 million. The fair values of these investments are based on quoted market prices in an active market.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

5. Fair Value Measurements (Continued)

        Level 2 Liabilities include $14.9 million of deferred compensation liabilities. The fair value of which is based on quoted prices of similar assets traded in active markets.

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

6. Lease Obligations

        The principal real and personal properties leased by the Company include store, office and warehouse buildings and delivery and computer equipment. As of December 30, 2018, 314 of the Company's operating stores are leased directly from third-party lessors and eight stores were on real

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

6. Lease Obligations (Continued)

property that is ground leased from third-party lessors. These leases had an average remaining lease term of approximately 8.50 years as of December 30, 2018. These leases generally contain renewal options, at the Company's election, and require the Company to pay costs such as real estate taxes and common area maintenance. Certain leases include rent escalation clauses or provide for rental payments in excess of the minimum based upon the store's sales levels.

        Lease expense for operating leases reported within "Cost of sales, buying and occupancy" on the Company's consolidated statements of operations and comprehensive loss was $133.5 million and $129.1 million for the years ended December 30, 2018 and December 31, 2017, respectively. All lease expenses were paid to third-party lessors.

        Aggregate minimum future lease payments for real property, including sale leaseback store properties, as well as equipment and other property at December 30, 2018, are as follows (in thousands):

Fiscal Year:
2019	$141,870
2020	138,362
2021	129,269
2022	116,987
2023	108,258
Thereafter	794,764

Future minimum lease payments	$1,429,510

        Minimum future lease payments for capital leases are $2.4 million for each of the next five years, with $26.8 million thereafter.

        The Company has subtenant agreements under which it will receive rent as follows (in thousands):

2018	$3,805
2019	3,718
2020	3,490
2021	3,028
2022	2,860
Thereafter	11,095

Future minimum subtenant rent	$27,996

        During the year ended December 30, 2018, the Company executed one sale leaseback transaction for a store property. The Company had entered into a 20-year financing lease with four options to extend the term for a period of five years. Prior to fiscal 2017, the Company had entered into various transactions that were accounted for as sale and leaseback.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

6. Lease Obligations (Continued)

        The future minimum lease payments under the terms of the related lease agreements at December 30, 2018, which is also included in the aggregate minimum future lease payment table above, are as follows (in thousands):

Fiscal Year:
2018	$17,048
2019	17,116
2020	17,158
2021	14,260
2022	14,392
Thereafter	133,524

Future minimum lease payments	$213,498

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

        The Company has a funded noncontributory qualified defined benefit retirement plan (the "Single-Employer Plan") that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the "Pension Participants") and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the majority of the Pension Participants (the "Frozen Pension Participants") effective June 1, 2008. As of December 30, 2018, there were approximately 469 hourly paid employees in the Company's distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms (the "Active Pension Participants"). No new employees are eligible for participation in the Single Employer Plan after June 1, 2008, with the exception of eligible new hires in the Company's distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan's retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Company uses a measurement date of December 31 for the Single-Employer Plan. In 2018, the Society of Actuaries released updated mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its defined benefit retirement plan obligation as of December 31, 2018. The impact of these new mortality assumptions has resulted in a slight decrease to the Company's defined benefit retirement plan obligation and a decrease in future related expense.

        As of December 30, 2018, the funded status of the accumulated benefit obligation was 70.2%. The Company expects to fund a minimum required contribution of approximately $3.4 million during fiscal year 2019.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The following tables set forth the changes in benefit obligation and plan assets of this plan for the periods below (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Change in Benefit Obligation
Benefit obligation, beginning of period	$(251,988)	$(221,858)
Service cost	(1,904)	(1,731)
Interest cost	(9,356)	(9,578)
Actuarial loss (gain)	27,438	(23,401)
Prior service cost	—	(116)
Benefits paid	6,077	4,696

Benefit obligation, end of period	$(229,733)	$(251,988)

	Fiscal Year 2018	Fiscal Year 2017
Change in Plan Assets
Fair value of plan assets, beginning of period	$171,334	$144,493
Actual return of plan assets, net of expenses	(17,004)	19,837
Employer contribution	8,823	11,700
Benefits paid	(6,077)	(4,696)

Fair value of plan assets, end of period	157,076	171,334

Funded status	(72,657)	(80,654)

Net amount recognized	$(72,657)	$(80,654)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Postretirement and postemployment benefits	$(72,657)	$(80,654)

Net amount recognized	$(72,657)	$(80,654)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Net prior service cost	$(113)	$(116)
Net actuarial loss	(31,416)	(30,761)

Accumulated other comprehensive loss	$(31,529)	$(30,877)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        During 2019, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The following table shows the projected benefit obligation, the accumulated benefit obligation and the plan assets, in dollar amounts and as a percentage of the projected benefit obligation and the accumulated benefit obligation, respectively, as of each fiscal year-end (dollar amounts in thousands):

	December 30, 2018	December 31, 2017
Projected benefit obligation	$229,733	$251,988
Accumulated benefit obligation	223,805	244,560
Fair value of plan assets	157,076	171,334
Fair value of plan assets as a percentage of the projected benefit obligation	68.4%	68.0%
Fair value of plan assets as a percentage of the accumulated benefit obligation	70.2%	70.1%

        The components included in the net periodic benefit cost and the increase in minimum liability included in other comprehensive loss for the periods indicated are as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Service cost component	$1,904	$1,731
Interest cost component	9,356	9,578
Expected return on plan assets	(11,215)	(9,928)
Prior service cost amortization	3	—
Net loss amortization	126	—

Net periodic benefit cost	$174	$1,381

        As a result of the Predecessor freezing plan benefits for the majority of the Pension Participants effective June 1, 2008, the amortization of the unrecognized net actuarial loss (in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets) has been amortized on a straight-line basis over the expected average future lifetime of inactive participants expected to benefit under the plan.

        The weighted-average assumptions used to determine benefit obligations for this plan at fiscal year-end were as follows:

	December 30, 2018	December 31, 2017
Discount rate	4.40%	3.75%
Rate of compensation increase	3.25	3.25

        The Company determines the discount rate assumption based on the internal rate of return for a portfolio of high quality bonds, with a minimum rating of Moody's AA Corporate and with maturities that are consistent with the projected future cash flow obligations.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated were as follows:

	Fiscal Year 2018	Fiscal Year 2017
Discount rate	3.75%	4.30%
Expected long-term return on plan assets	6.50	6.75
Rate of compensation increase	3.25	3.00

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

        The plan asset allocation at the end of 2018 and 2017, and target allocation for 2019, in percentages, by asset category are as follows:

	Target Allocation 2019	December 30, 2018	December 31, 2017
Equity securities	60%	60%	65%
Debt securities	37	35	32
Cash and cash equivalents	3	5	3

Total	100%	100%	100%

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The following table summarizes plan assets measured at fair value on December 30, 2018 and December 31, 2017 respectively (in thousands):

December 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$94,465	$74,467	$19,998	$—
Debt securities(2)	54,738	30,908	23,733	97
Cash and cash equivalents(3)	7,873	7,873	—	—

Total	$157,076	$113,248	$43,731	$97

December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities(1)	$111,087	$83,069	$28,018	$—
Debt securities(2)	55,361	33,171	22,011	179
Cash and cash equivalents(3)	4,886	4,886	—	—

Total	$171,334	$121,126	$50,029	$179

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

(3)
Cash and cash equivalents include short-term U.S. government investment notes, short-term money market mutual funds, accrued income and cash held on account. Cash held on account and short-

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

  term U.S. government investment notes (including accrued income thereon) for which there is an active market and daily pricing for the security are categorized as Level 1 investments.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at December 31, 2017	$179
Actual return on plan assets:
Assets held at end of year	97
Assets sold during the year	—
Purchases, sales and settlements	(179)
Transfers in and/or out of Level 3	—

Ending balance at December 30, 2018	$97

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Ending balance at January 1, 2017	$449
Actual return on plan assets:
Assets held at end of year	(2)
Assets sold during the year	—
Purchases, sales and settlements	(268)
Transfers in and/or out of Level 3	—

Ending balance at December 31, 2017	$179

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

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

2019	$7,471
2020	7,822
2021	8,413
2022	9,238
2023	9,565
2024 - 2028	54,796

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

Multi-employer Pension Plan

        The Company participates in and contributes to a multi-employer pension plan on behalf of union employees in its Smart Foodservice operations. At December 30, 2018 and December 31, 2017, there were 219 and 202 union employees covered under this plan, respectively. The Company's employer contributions and corresponding pension expense for this plan were $1.8 million, $1.5 million for the years ended December 30, 2018 and December 31, 2017, respectively.

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

        The Trust Agreement provides that the trustees of the Teamsters Plan shall establish and adjust the levels of prospective plan benefits so that employer contributions received by the Teamsters Plan will always meet the minimum funding standards of Section 302 of ERISA and Section 412 of the Internal Revenue Code of 1986. The trustees have established a funding policy that specifies funding targets that may result in more rapid funding than prescribed by the minimum funding standards and that provides for benefit adjustments based on specified funding targets. The Teamsters Plan's actuary has advised the Company that the minimum funding requirements of ERISA are being met as of December 31, 2017 (based on the most recent information available).

        As of January 1, 2018, the Teamsters Plan actuarial present value of accumulated plan benefits was $43,771 million and the actuarial value of assets for funding the standard account was $40,212 million, resulting in a funded percentage of 91.9%. The Teamsters Plan covered approximately 585,000 participants as of January 1, 2018. Approximately 1,470 employers participate in the Teamsters Plan and total employer contributions for the plan year ended January 1, 2018, aggregated $1,828.9 million.

Defined Contribution Plan

        The Company offers eligible employees the opportunity to participate in a defined contribution plan, which is qualified under the requirements of Section 401(k) of the Internal Revenue Code of 1986, as amended. The Smart & Final 401(k) Savings Plan (the "S&F Savings Plan") confers eligibility to all of the Company's employees who have completed at least three months of service. The Company automatically enrolls newly eligible employees into the S&F Savings Plan at 5% of their eligible compensation unless they choose to opt out of such enrollment. The S&F Savings Plan allowed participants to contribute up to 100% of their eligible compensation, not exceeding $18,500 for participants under the age of 50 or $24,500 for employees at the age of 50 or over for 2018, and not exceeding $18,000 for participants under the age of 50 or $24,000 for employees at the age of 50 or over for 2017. For eligible participants other than Active Pension Participants, the Company matched 50% of each dollar contributed up to 6% of the participant's eligible compensation during 2018 and 2017. For Active Pension Participants, the Company matched 33% of each dollar contributed up to 6% of the participant's eligible compensation during 2018 and 2017. Contributions made to the S&F

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

Savings Plan were $8.0 million and $7.2 million for the years ended December 30, 2018 and December 31, 2017, respectively.

Deferred Compensation Plan

        The Company maintains a voluntary, contributory, nonqualified deferred compensation plan which, for each year, permits key employees and members of our board of directors to elect to defer up to 100% of their compensation for such year until retirement. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants was $18.0 million and $19.2 million at December 30, 2018 and December 31, 2017, respectively, and is included in "Other long-term liabilities" in the consolidated balance sheets. The Company has certain investments, including corporate-owned life insurance policies, which had a market value that offset the participant liabilities at each of these measurement dates.

Supplemental Executive Retirement Plan

        The Company maintains a noncontributory, nonqualified defined benefit supplemental executive retirement plan (the "SERP"), which provides supplemental income payments for certain current and former corporate officers in retirement. No new participants are eligible for participation and service and compensation accruals were frozen effective June 1, 2008. Accordingly, the retirement benefit for SERP participants who remained employed by the Company was frozen, and future service or compensation increases will not adjust the SERP benefit amount. In 2018, the Society of Actuaries released revised mortality scales. In consideration of these scales, the Company modified the mortality assumptions used in determining its SERP obligation as of December 30, 2018. The impact of these new mortality assumptions has resulted in a slight decrease to the Company's SERP obligation and a decrease in future related expense.

        The liability to SERP participants was $29.7 million and $32.5 million at December 30, 2018 and December 31, 2017, respectively, and is included in "Post-retirement and post-employment benefits" in the Company's consolidated balance sheets. The Company uses a measurement date of December 31 for the SERP. To provide partial funding for the SERP, the Company invests in corporate-owned life insurance policies. The cash surrender value of these policies was $19.7 million and $21.6 million at December 30, 2018 and December 31, 2017, respectively, and is included in "Other assets" in the Company's consolidated balance sheets.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The following tables set forth the changes in benefit obligation and plan assets for each of the periods indicated (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Benefit obligation, beginning of period	$(32,459)	$(31,721)
Interest cost	(1,002)	(1,091)
Actuarial gain (loss)	1,708	(1,702)
Benefits paid	2,079	2,055

Benefit obligation, end of period	(29,674)	(32,459)

Employer contribution	2,079	2,055
Benefits paid	(2,079)	(2,055)

Fair value of plan assets, end of period	—	—

Funded status	(29,674)	(32,459)
Unrecognized net actuarial loss	1,463	3,170

Accrued benefit cost	$(28,211)	$(29,289)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Other accrued liabilities	$(2,077)	$(2,037)
Postretirement and postemployment benefits	(27,597)	(30,422)

Net amount recognized	$(29,674)	$(32,459)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Net actuarial loss	$(1,463)	$(3,170)

Accumulated other comprehensive loss	$(1,463)	$(3,170)

        During 2019, no accumulated other comprehensive loss is expected to be recognized as a component of net periodic benefit cost.

        The projected benefit obligation for this plan was $29.7 million and $32.5 million at December 30, 2018 and December 31, 2017, respectively.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The components included in the net periodic benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Interest cost component	$1,002	$1,091

Net periodic benefit cost	$1,002	$1,091

        The weighted-average assumptions used to determine benefit obligations at the fiscal year ends indicated are as follows:

	December 30, 2018	December 31, 2017
Discount rate	3.86%	3.19%
Rate of compensation increase	N/A	N/A

        The weighted-average assumptions used to determine net periodic benefit cost for each of the periods indicated are as follows:

	Fiscal Year 2018	Fiscal Year 2017
Discount rate	3.19%	3.55%
Rate of compensation increase	N/A	N/A

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2019	$2,255
2020	2,280
2021	2,567
2022	2,567
2023	2,455
2024 - 2028	10,383

Postretirement and Postemployment Benefit Obligations

        The Company provides health care benefits for certain retired employees. Prior to June 1, 2008, substantially all full-time employees could become eligible for such benefits if they reached retirement age while still working for the Company. The Company froze the accruing of benefits for eligible participants effective June 1, 2008. Participants who were eligible for a retiree medical benefit and retired prior to June 1, 2009 continued to be eligible for retiree medical coverage. The Company retains the right to make further amendments to the benefit formula and eligibility requirements. This postretirement health care plan is contributory with participants' contributions adjusted annually. The plan limits benefits to the lesser of the actual cost for the medical coverage selected or a defined dollar

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

benefit based on years of service, applicable to eligible retirees. The Company uses a measurement date of December 31 for this health care plan. In 2018, the Society of Actuaries released revised mortality tables. In consideration of these tables, the Company modified the mortality assumptions used in determining its postretirement health care plan obligation as of December 30, 2018. The impact of these new mortality assumptions has resulted in a slight decrease to the Company's postretirement health care plan obligation and a decrease in future related expense.

        The Company expects to fund a minimum required contribution of approximately $0.7 million during fiscal year 2019.

        The reconciliation of benefit obligation and plan assets for 2018 and 2017 are aggregated as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Change in Benefit Obligation
Benefit obligation, beginning of period	$(17,022)	$(14,880)
Service cost	(448)	(414)
Interest cost	(605)	(641)
Plan participants' contributions	(530)	(334)
Actuarial gain (loss)	2,277	(1,615)
Prior service cost	—	(122)
Benefits paid	1,072	984

Benefit obligation, end of period	(15,256)	(17,022)

Change in Plan Assets
Employer contribution	542	649
Plan participants' contributions	530	335
Benefits paid	(1,072)	(984)

Fair value of plan assets, end of period	—	—

Funded status	(15,256)	(17,022)

Net amount recognized	$(15,256)	$(17,022)

        Amounts before income tax effect recognized in the consolidated balance sheets consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Other accrued liabilities	$(640)	$(823)
Postretirement and postemployment benefits	(14,616)	(16,199)

Net amount recognized	$(15,256)	$(17,022)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        Amounts before income tax effect recognized in accumulated other comprehensive loss consist of the following (in thousands):

	December 30, 2018	December 31, 2017
Net prior service cost	$(111)	$(122)
Net actuarial gain (loss)	2,149	(127)

Accumulated other comprehensive income (loss)	$2,038	$(249)

        During 2019, no accumulated other comprehensive (loss) income is expected to be recognized as a component of net periodic benefit cost.

        The components included in the postretirement benefit cost for each of the periods indicated are as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Service cost component	$448	$414
Interest cost component	605	641
Prior service cost amortization	11	—

Net periodic benefit cost	$1,064	$1,055

        The weighted-average discount rate used to determine benefit obligations for this plan was 4.35% and 3.70% for the years ended December 30, 2018 and December 31, 2017, respectively.

        The weighted-average discount rate used to determine net periodic benefit cost was 3.70% and 4.20% for the years ended December 30, 2018 and December 31, 2017, respectively.

        For measurement purposes, the Company used the following assumptions in regard to health care cost trends:

	2018	2017
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027

        The annual rate of health care cost of covered claims is assumed to be 7.00% for 2019 and assumed to decrease by 0.25% per year beginning in 2019 until an ultimate trend rate of 5.00% is reached in 2027 and to remain at that level thereafter.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations (Continued)

        The Company offers a defined dollar benefit plan providing a maximum fixed dollar amount of coverage that does not increase with medical inflation. A one-percentage-point change in the assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total service and interest cost components of net periodic expense	$3	$(4)
Effect on accumulated postretirement benefit obligation	51	(73)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal Year:
2019	$734
2020	761
2021	797
2022	835
2023	885
2024 - 2028	4,932

8. Income Taxes

        On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was signed into law. The Tax Act includes a number of provisions, including (1) the lowering of the U.S. corporate tax rate from 35% to 21%; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT, a new minimum tax), a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs) and a deduction of up to 50% to offset the income tax liability (subject to some limitations); (5) a new limitation on deductible interest expense; (6) the repeal of the domestic production activity deduction; and (7) limitations on the deductibility of certain executive compensation.

        On the enactment date of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for income tax effects of the Tax Act. As of December 31, 2017, the Company reasonably estimated the effects of the Tax Act and recorded a provisional tax benefit of approximately $28.9 million associated with the deemed repatriation transition tax and remeasurement of deferred tax assets and liabilities. In 2018, the Company finalized the accounting for the federal transition tax liability and the remeasurement of our deferred tax assets and liabilities for the change from our provisional estimates, which resulted in a tax benefit of $2.0 million.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

8. Income Taxes (Continued)

        For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year 2018	Fiscal Year 2017
United States	$(101,802)	$(164,010)
Foreign	2,328	1,053

Total	$(99,474)	$(162,957)

        The significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Current:
Federal	$(1,998)	$(2,559)
State	3,131	(818)
Foreign	268	247

	1,401	(3,130)
Deferred:
Federal	(6,686)	(23,369)
State	2,028	2,456
Valuation allowance	15,938	—

	11,280	(20,913)

Total income tax provision (benefit)	$12,681	$(24,043)

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

8. Income Taxes (Continued)

        The effective tax rate was (12.7)% provision for the year ended December 30, 2018 compared to 14.8% benefit for the year ended December 31, 2017. Reconciliation between the federal statutory income tax rate to the effective tax rate for each year is as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Income tax at federal statutory rate	$(20,890)	$(57,035)
Equity earnings not subject to U.S. tax	(440)	(323)
State income taxes, net of federal tax benefit	523	(322)
Federal and state tax credits	(1,009)	(365)
Foreign taxes, net of credits	219	(779)
Insurance proceeds and cash surrender value	622	(704)
Excess tax benefit—share-based compensation	1,070	(2,131)
Valuation allowance	15,938	—
Uncertain tax positions	(1,293)	2,663
162(m) limitation	168	381
Goodwill impairment	19,740	63,000
Effects of U.S. Tax Law Changes (1)	(2,019)	(28,854)
Other items, net	52	426

Income tax provision (benefit)	$12,681	$(24,043)

(1)
Due to the Tax Act which was enacted in December 2017, provisional mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017, and the Company's deferred tax assets and liabilities as of December 31, 2017 were remeasured from 35% to 21% at provisional amounts.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

8. Income Taxes (Continued)

purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2018	December 31, 2017
Deferred tax assets:
Employee benefits, including postretirement reserves	$53,119	$67,158
Net operating loss and tax credit carryforwards	5,056	8,868
Operating reserves and accruals	35,430	33,016
Inventories	2,945	2,688
Other	5,712	(7,099)

Total gross deferred tax assets	102,262	104,631
Valuation allowance	(19,220)	(3,283)

Total deferred tax assets	83,042	101,348
Deferred tax liabilities:
Depreciation and amortization	(45,386)	(50,660)
Intangible assets	(88,020)	(88,783)

Total deferred tax liabilities	(133,406)	(139,443)

Net deferred tax liabilities	$(50,364)	$(38,095)

        Our non-U.S. subsidiaries' cumulative undistributed earnings as of December 30, 2018 are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes or withholding taxes has been made in the accompanying consolidated financial statements. Further, a determination of the unrecognized deferred tax liability is not practicable. As of December 30, 2018, we have adopted an accounting policy regarding the treatment of taxes due on future inclusion of non-U.S. income in U.S. taxable income under the Global Intangible Low-Taxed Income provisions as a current period expense when incurred. Therefore, no deferred tax related to these provisions has been recorded as of December 30, 2018.

        As of December 30, 2018, the Company had no federal net operating loss carryforwards and approximately $10.1 million (gross) of net operating loss carryforwards for state income tax purposes, which have begun to expire in 2018.

        As of December 30, 2018, the total tax credits available were $4.1 million. These tax credits consist primarily of $3.8 million of California state tax incentive programs designed to encourage employers hiring from targeted groups. The California state tax credits will begin to expire in 2020. The remainder of the tax credits relate to foreign tax credits of $0.3 million, which will begin to expire in 2026.

        In assessing the realizability of deferred tax assets included in the consolidated balance sheets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Therefore, in accordance with

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

8. Income Taxes (Continued)

this policy and the requirements of ASC 740, a valuation allowance of $18.9 million was recorded against state deferred tax assets and a full valuation allowance of $0.3 million was recorded against foreign tax credits. The total net change in valuation allowance as of the year ended December 30, 2018 was approximately $15.9 million.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits, including accrued interest and penalties, is as follows (in thousands):

	Fiscal Year 2018	Fiscal Year 2017
Balance at beginning of fiscal year	$3,504	$841
Additions based on tax positions related to current period	141	—
Additions based on tax positions related to prior periods	—	2,588
Reductions based on tax positions related to prior periods	(1,817)	—
Accrued interest and penalty	644	75
Reductions due to lapse of the applicable statute of limitations	(1,055)	—

Balance at end of fiscal year	$1,417	$3,504

        As of December 30, 2018 and December 31, 2017, the total amounts of unrecognized tax benefits were $1.4 million and $3.5 million, respectively. If the entire liability were recognized, only $0.1 million would affect the effective tax rate. The Company does not anticipate any of its unrecognized tax benefits, as disclosed above, to be settled in the next 12 months; however, the Company will continue to analyze its positions. The Company's policy is to accrue any interest and penalties related to unrecognized tax benefits in its income tax provision.

        The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The tax years which remain subject to examination by major tax jurisdictions as of December 30, 2018 include fiscal years 2014 through 2017 for state purposes and 2015 through 2017 for federal purposes.

9. Related Party Transactions

        As of December 30, 2018 and December 31, 2017, funds affiliated with Ares hold 0.8% and 0.8% of the outstanding loans under the Term Loan Facility, respectively, and receive payments representing their pro rata portion of such loans. In connection with the Ares Acquisition, on November 15, 2012, the Company entered into Management Services Agreements with certain affiliates of Ares Management (the "Management Services Agreements"). Each Management Services Agreement provides for reimbursement of the applicable manager's and its affiliates' out-of-pocket expenses in connection with the management services. During both of the years ended December 30, 2018 and December 31, 2017, fees and other expenses paid to Ares were $0.1 million.

10. Employment Agreements

        On December 12, 2017, SFSI entered into an amended and restated employment agreement with Mr. Hirz, which agreement replaces and supersedes all prior employment agreements between the Company and Mr. Hirz, including the 2016 Hirz Agreement (the "Amended Employment Agreement").

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

10. Employment Agreements (Continued)

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

11. Share-Based Compensation

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

        On May 7, 2018, May 14, 2018, July 30, 2018 and November 19, 2018, the compensation committee of SFSI's board of directors (the "Compensation Committee") granted a total of 1,390,007 shares of restricted stock to certain management employees and nonemployee directors under the 2014 Incentive Plan. These awards have time-based vesting terms subject to continuous employment with the Company. Except for the shares granted to non-employee directors, which vest in full one year from May 14, 2018, these awards vest in equal tranches of one-third each year over a three-year period on dates established by the Compensation Committee.

        During the year ended December 30, 2018, 116,186 shares of restricted stock were surrendered to the Company to cover the grantee's income tax obligations in connection with the vesting of restricted stock awards.

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

11. Share-Based Compensation (Continued)

        The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the year ended December 30, 2018:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2017	825,927	$12.92
Granted	1,588,218	10.64
Forfeited	(61,279)	13.38
Vested	(398,262)	11.32

Outstanding at December 31, 2017	1,954,604	$11.38

Granted	1,390,007	4.99
Forfeited	(108,715)	8.45
Vested	(565,528)	12.98

Outstanding at December 30, 2018	2,670,368	$7.84

        The Company recorded share-based compensation expense related to the restricted stock awards of $9.7 million and $7.0 million for the years ended December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018, the unrecognized compensation cost was $10.0 million and related weighted-average period over which restricted stock expense was expected to be recognized was approximately 1.60 years.

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

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

11. Share-Based Compensation (Continued)

        The following table summarizes the stock option activity under the 2014 Incentive Plan (the "2014 Time-Based Options") for the year ended December 30, 2018 and December 31, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	2,578,708	$12.87	8.10 years	$4,137
Granted	814,403	12.90
Forfeited	(75,313)	13.09
Expired	(2,778)	12.00
Exercised	(60,476)	12.00

Outstanding at December 31, 2017	3,254,544	$12.89	7.67 years	$—
Granted	12,593	5.95
Forfeited	(89,474)	12.89
Expired	(73,818)	12.25
Exercised	—	—

Outstanding at December 30, 2018	3,103,845	12.87	6.69 years	$—

Exercisable at December 30, 2018	1,889,806	$12.68	6.26 years	$—

Expected to vest after December 30, 2018	1,206,708	$13.18	7.36 years	$—

        Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The Company's ticker symbol on the New York Stock Exchange is SFS.

        The fair value of the 2014 Time-Based Options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following table:

	Fiscal Year 2018	Fiscal Year 2017
Dividend yield	0%	0%
Expected volatility	43.67%	35.60%
Risk-free interest rates	2.89%	2.05%
Expected terms	6.25 years	6.26 years
Weighted-average fair value of options granted	$2.78	$4.98

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

December 30, 2018

11. Share-Based Compensation (Continued)

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

        The Company recorded share-based compensation expense for 2014 Time-Based Options of $2.7 million and $3.8 million for the years ended December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018, the unrecognized compensation cost was $1.6 million and related weighted-average period over which Time-Based Option expense was expected to be recognized was approximately 1.25 years.

2012 Incentive Plan

        Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan"), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

        The following table summarizes the stock option activity under the 2012 Incentive Plan (the "2012 Time-Based Options") for the years ended December 30, 2018 and December 31, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	4,799,586	$6.58	6.10 years	$36,099
Granted	—	—
Forfeited	(20,216)	6.59
Exercised	(280,080	6.48
Expired	(16,720)	6.59

Outstanding at December 31, 2017	4,482,570	6.58	5.10 years	$8,809
Granted	—	—
Forfeited	—	—
Exercised	(110,922)	5.27
Expired	(95,836)	6.60

Outstanding at December 30, 2018	4,275,812	$6.62	4.10 years	$—

Exercisable at December 30, 2018	4,275,812	$6.62	4.10 years	$—

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

11. Share-Based Compensation (Continued)

        The Company recorded share-based compensation expense for 2012 Time-Based Options of $0.1 million and $0.7 million for the years ended December 30, 2018 and December 31, 2017, respectively. As of December 30, 2018, there was no unrecognized compensation cost.

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

        The following table summarizes the Rollover Option activity for the years ended December 30, 2018 and December 31, 2017 (dollars in thousands except weighted average exercise price):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,935,253	$2.33	1.37 years	$22,783
Granted	—	—
Forfeited	—	—
Exercised	(807,333)	2.09
Cancelled	—
Expired	—

Outstanding at December 31, 2017	1,127,920	$2.50	0.99 years	$6,827
Granted	—	—
Forfeited	—	—
Exercised	(1,127,920)	2.50
Expired	—

Outstanding at December 30, 2018	—	—	—	—

Exercisable at December 30, 2018	—	—	—	—

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

12. Accumulated Other Comprehensive Loss

        The following table represents the changes in AOCI by each component for the years ended December 30, 2018 and December 31, 2017, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and other	Total
Balance at January 1, 2017	$(10,332)	$(662)	$(2,589)	$(13,583)
OCI before reclassification	(12,444)	750	298	(11,396)
Amounts reclassified out of AOCI	—	13	—	13

Net fiscal year 2017 OCI	(12,444)	763	298	(11,383)

Balance at December 31, 2017	$(22,776)	$101	$(2,291)	$(24,966)
OCI before reclassification	2,439	(138)	(140)	2,161
Amounts reclassified out of AOCI	—	15	—	15

Net fiscal year 2018 OCI	2,439	(123)	(140)	2,176

Balance at December 30, 2018	$(20,337)	$(22)	$(2,431)	$(22,790)

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 30, 2018:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Loss
Gains on cash flow hedges
Interest rate swaps	$21	Interest income

	21	Total before income tax
	(6)	Income tax provision

	$15	Reclassification of adjustments, net of tax

Total reclassifications for the year	$15	Total reclassifications, net of tax

        The following table represents the items reclassified out of each component of AOCI and the related tax effects for the year ended December 31, 2017:

Details about AOCI Components (in thousands)	Amount Reclassified from AOCI	Location within Statement of Operations and Comprehensive Loss
Gains (losses) on cash flow hedges
Interest rate swaps	$22	Interest income

	22	Total before income tax
	(9)	Income tax provision

	$13	Reclassification of adjustments, net of tax

Total reclassifications for the year	$13	Total reclassifications, net of tax

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

13. Segment Information

        The Company is a value-oriented retailer serving a diverse demographic of household and business customers through two complementary store banners. The "Smart & Final" business focuses on both household and business customers, and the "Smart Foodservice" business focuses primarily on restaurants, caterers and a wide range of other foodservice businesses. The Company's chief operating decision maker ("CODM") regularly reviews the operating performance of each of the store banners including measures of performance based on (loss) income from operations. The Company considers each of the store banners to be an operating segment and has further concluded that presenting disaggregated information of these two operating segments provides meaningful information as certain economic characteristics are dissimilar as well as the characteristics of the customer base served.

        The "Corporate/Other" category is comprised primarily of corporate overhead support expenses and administrative expenses incidental to the activities of the reportable segments, interest expense and other costs associated with the Company's debt obligations, equity earnings in its joint venture, and income taxes.

        For the year ended December 30, 2018, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate/ Other	Consolidated
Net sales	$3,672,152	$1,069,620	$—	$4,741,772
Cost of sales, distribution and store occupancy	3,103,847	911,809	8,474	4,024,130
Operating and administrative expenses	517,742	82,925	81,639	682,306
Goodwill impairment	94,000	—	—	94,000

(Loss) income from operations	$(43,437)	$74,886	$(90,113)	$(58,664)

As of December 30, 2018
Total assets	$1,584,790	$452,871	$(325,743)	$1,711,918

Intercompany receivable (payable)	$282,462	$74,372	$(356,834)	$—

Investment in joint venture	$—	$—	$17,468	$17,468

Goodwill	$87,338	$204,580	$—	$291,918

Fiscal year ended December 30, 2018
Capital expenditures	$88,777	$23,626	$22,507	$134,910

Depreciation and amortization	$86,116	$5,947	$7,465	$99,528

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

13. Segment Information (Continued)

        For the year ended December 31, 2017, the operating information and total assets for the reportable segments are shown as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate/ Other	Consolidated
Net sales	$3,557,691	$1,012,874	$—	$4,570,565
Cost of sales, distribution and store occupancy	3,020,204	868,544	8,149	3,896,897
Operating and administrative expenses	468,946	74,791	77,341	621,078
Goodwill impairment	180,000	—	—	180,000

(Loss) income from operations	$(111,459)	$69,539	$(85,490)	$(127,410)

As of December 31, 2017
Total assets	$1,742,473	$393,576	$(326,112)	$1,809,937

Intercompany receivable (payable)	$344,844	$35,646	$(380,490)	$—

Investment in joint venture	$—	$—	$15,380	$15,380

Goodwill	$181,338	$204,580	$—	$385,918

Fiscal year ended December 31, 2017
Capital expenditures	$134,317	$12,844	$16,502	$163,663

Depreciation and amortization	$85,383	$5,291	$7,698	$98,372

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

	2018	2017
Perishables	37.4%	37.5%
Non-perishables	62.6	62.5

Total	100%	100%

14. Commitments and Contingencies

Legal Actions

        The Company is engaged in various legal actions, claims and proceedings in the ordinary course of business, including claims related to employment related matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. The Company does not believe that the ultimate resolution of these pending claims will have a material adverse effect on its business, financial condition, results of operations and cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

14. Commitments and Contingencies (Continued)

outcome to the Company, and any such adverse outcome could have a material adverse effect on its business, financial condition, results of operations and cash flows.

15. Loss Per Share

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

        A reconciliation of the numerators and denominators of the basic and diluted per share calculations is as follows (in thousands, except per share amounts):

	Fiscal Year 2018	Fiscal Year 2017
Net loss	$(112,155)	$(138,914)
Weighted average shares outstanding for basic EPS	72,890,501	72,352,102
Effect of dilutive securities:
Assumed exercise of time-based options and vesting of restricted stock	—	—
Weighted average shares and share equivalents outstanding for diluted EPS	72,890,501	72,352,102
Basic loss per share:	$(1.54)	$(1.92)
Diluted loss per share:	$(1.54)	$(1.92)

        Potentially dilutive securities representing 6,439,956 and 7,047,339 shares of Common Stock for the year ended December 30, 2018 and December 31, 2017, respectively, were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

16. Equity Method Investment

        SFSI's wholly owned subsidiary, SF Mexico, is a Mexican holding company that owns 50 percent of SFDN. The other 50 percent of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. At December 30, 2018, this joint venture operated 15 "Smart & Final" format stores in northwestern Mexico, similar in concept to the Company's U.S. stores. This joint venture operates the Mexico stores as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. The Company's equity method investment in SFDN is approximately $17.5 million and $15.4 million at December 30, 2018 and December 31, 2017, respectively, which is

Smart & Final Stores, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

December 30, 2018

16. Equity Method Investment (Continued)

included in "Equity investment in joint venture" in the consolidated balance sheets. Summarized financial information for SFDN is as follows (in thousands):

	2018	2017
Current assets	$21,894	$18,109
Noncurrent assets	10,260	11,246
Current liabilities	10,214	11,591
Noncurrent liabilities	2,950	2,948

	Fiscal Year 2018	Fiscal Year 2017
Sales	$100,638	$88,326
Gross profit	18,748	16,286
Income from continuing operations	4,185	1,845
Net income	4,185	1,845

        Undistributed earnings of SFDN included in the Company's retained earnings were $9.4 million and $7.3 million as of December 30, 2018 and December 31, 2017, respectively.

17. Share Repurchase Program

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

        During the year ended December 31, 2017, the Company repurchased 1,322,582 shares of its common stock through open market purchases for an aggregate cost of $12.9 million. The repurchased shares are no longer deemed issued and outstanding. The Company does not have any current program to make additional repurchases of its common stock, but the Company may seek such authorization from its Board of Directors in response to market events or other factors.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

Smart & Final Stores, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$—	$—
Intercompany receivable	86,019	53,461
Prepaid expenses	—	—
Intercompany note	649	637

Total current assets	86,668	54,098
Investment in subsidiaries	284,405	380,710

Total assets	$371,073	$434,808

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$1,371	$449
Intercompany payable	61,547	31,313

Total current liabilities	62,918	31,762
Commitments and contingencies
Stockholders' equity:
Issued and outstanding shares—76,524,061 and 74,120,113 at December 30, 2018 and December 31, 2017, respectively	77	74
Additional paid-in capital	521,183	506,098
Retained (deficit) earnings	(190,315)	(78,160)
Accumulated other comprehensive loss	(22,790)	(24,966)

Total stockholders' equity	308,155	403,046

Total liabilities and stockholders' equity	$371,073	$434,808

See accompanying notes.

 CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands)

	Fiscal Year 2018	Fiscal Year 2017
Operating and administrative expenses	17,136	$14,477

Loss from operations	(17,136)	(14,477)
Intercompany interest income, net	12	11

Loss before income taxes	(17,124)	(14,466)
Income tax benefit	3,449	8,454

Loss before equity in net income of subsidiaries	(13,675)	(6,012)
Equity in net income of subsidiaries, net of tax	(98,480)	(132,902)

Net loss	(112,155)	(138,914)
Minimum pension obligation adjustment, net of income tax (benefit) expense of $(903) and $(4,908) respectively	2,439	(12,444)
Derivative instruments:
(Loss) gain, net of income tax (benefit) expense of $(51) and $500, respectively	(138)	750
Reclassification adjustments, net of income tax expense of $6 and $9, respectively	15	13
Foreign currency translation	(140)	298

Other comprehensive income (loss)	2,176	(11,383)

Comprehensive loss	(109,979)	$(150,297)

See accompanying notes.

 CONDENSED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year 2018	Fiscal Year 2017
Operating activities
Net cash used in operating activities	$(2,738)	$(2,368)
Investing activities
Dividend received from subsidiary	—	12,070
Issuance of note to subsidiary	—	(10,600)
Payments received from subsidiaries on note	—	11,370

Net cash provided by investing activities	—	12,840
Financing activities
Proceeds from exercise of stock options	3,401	4,228
Payment of minimum withholding taxes on net share settlement of stock option exercise	(663)	(1,849)
Stock repurchases	—	(12,874)

Net cash provided by (used in) financing activities	2,738	(10,495)

Net decrease in cash and cash equivalents	—	(23)
Cash and cash equivalents at beginning of period	—	23

Cash and cash equivalents at end of period	$—	$—

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

Note 2:  Guarantees and restrictions

        Smart & Final Stores LLC, a subsidiary of the Company, had $625.0 million of principal amount of long-term debt outstanding under the First Lien Term Loan Facility as of December 30, 2018. Under the terms of the First Lien Term Loan Credit Agreement dated November 15, 2012 (the "Agreement"), SF CC Intermediate Holdings, Inc. guaranteed the payment of all principal and interest. The debt includes restrictions on the ability of Smart & Final Stores LLC and its subsidiaries to incur additional liens and indebtedness, make investments, loans and advances, pay dividends and enter into sale and lease back transactions, among other restrictions. The restricted net assets of the Company's consolidated subsidiaries is approximately $238.4 million as of December 30, 2018.

SMART & FINAL STORES, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 30, 2018
Allowance for doubtful accounts	$177	$—	$(77)	$—	$100
Valuation allowance for deferred tax assets	3,283	15,937	—	—	19,220

	$3,460	$15,937	$(77)	$—	$19,320

	Balance as of Beginning of Period	Charged to Costs and Expenses	Deductions	Other Changes	Balance as of End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	$434	$—	$(260)	$3	$177
Valuation allowance for deferred tax assets	1,501	1,812	—	(30)	3,283

	$1,935	$1,812	$(260)	$(27)	$3,460

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of December 30, 2018 our disclosure controls and procedures are effective.

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

        Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 30, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2018. The effectiveness of the Company's internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our fourth quarter ended December 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be contained in our definitive Proxy Statement in connection with our 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 30, 2018 (the "Proxy Statement"), and is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information regarding outstanding stock option awards, and shares remaining available for future issuance, under each of the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the "2012 Incentive Plan") and the Smart & Final Stores, Inc. 2014 Stock Incentive Plan (the "2014 Incentive Plan") as of December 30, 2018, the last day of our fiscal year:

Plan Category(1)	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
2012 Incentive Plan	4,275,812	$6.62	2,838,220
2014 Incentive Plan	3,103,845	$12.87	2,403,734	(2)

Total	7,379,657	$9.25	5,241,954

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

(1)
Financial statements filed in Part II, Item 8 of this Annual Report:

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Balance Sheets

        As of December 30, 2018 and December 31, 2017

  •
  Consolidated Statements of Operations and Comprehensive Loss

        For the years ended December 30, 2018 and December 31, 2017

  •
  Consolidated Statements of Stockholders' Equity

        For the years ended December 30, 2018 and December 31, 2017

  •
  Consolidated Statements of Cash Flows

        For the years ended December 30, 2018 and December 31, 2017

  •
  Notes to Consolidated Financial Statements

  (2)
  Financial statement schedules as filed in Part II, Item 8 of this Annual Report:

 SCHEDULE I—Condensed Information of the Registrant
Smart & Final Stores, Inc. (Parent Company Only)
SCHEDULE II—Valuation and Qualifying Accounts
Smart & Final Stores,  Inc. and Subsidiaries
Valuation and Qualifying Accounts

  (3)
  Exhibits:

3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc.(1)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc.(1)
4.1	Specimen Common Stock Certificate.(2)
10.1	SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)#
10.2	Form of Non-Qualified Stock Option Agreement pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan.(3)#
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
10.3.3	Third Amendment to Non-Qualified Stock Option Agreement Pursuant to the SF CC Holdings, Inc. 2012 Stock Incentive Plan effective July 20, 2016 (David G. Hirz).(4)#

10.4	Amended and Restated Employment Agreement, dated as of December 12, 2017, by and among Smart & Final Stores, Inc. and David G. Hirz.#(12)
10.5	Form of Indemnification Agreement.(13)
10.6.1
Revolving Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final Inc., Smart & Final Stores LLC, the Co-Borrowers party thereto on the Closing Date and each Subsidiary of the Borrower that becomes a party thereto as a Co-Borrower pursuant to Section 5.13 thereof, the Lenders party thereto from time to time and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(3)
10.6.2
Amendment No. 1 to Credit Agreement, dated as of December 19, 2013, among SF CC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers, the subsidiaries of the Borrower listed on the signature pages thereto as Guarantors, Bank of America, N.A., as administrative agent for the lenders, collateral agent, Swingline Lender, and as issuing bank and the Consenting Lenders.(3)
10.6.3
Second Amendment to the Credit Agreement, dated as of July 19, 2016, among SF CC Intermediate Holdings, Inc., Smart & Final LLC, Smart & Final Stores LLC, the Co-Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, Swingline Lender, and as issuing bank.(4)
10.7.1
First Lien Term Loan Credit Agreement, dated as of November 15, 2012, among SF CC Intermediate Holdings, Inc., Smart & Final, Inc., the Lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and as collateral agent.(3)
10.7.2
Amendment No. 1 to Credit Agreement, dated as of May 29, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the other Loan Parties listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent for the lenders under the Credit Agreement, joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent and each of the undersigned banks and other financial institutions party thereto as lenders and the other Required Lenders party thereto.(3)
10.7.3
Amendment No. 2 to Credit Agreement and Incremental Facility Amendment, dated as of December 19, 2013, by and among SF CC Intermediate Holdings, Inc., Smart & Final Stores LLC, the subsidiaries of the Borrower listed on the signature pages thereto, Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders under the Credit Agreement, as collateral agent for the lenders under the Credit Agreement and as joint lead arranger and joint book-runner, Deutsche Bank Securities Inc., as co-documentation agent, syndication agent, joint lead arranger and joint book-runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arranger and joint book-runner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint book-runner, Credit Suisse AG, as co-documentation agent, the Consenting Lenders, and the banks and other financial institutions that are parties thereto as Additional Lenders.(3)

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
10.10.1	Joint Venture Agreement, dated as of December 15, 1992, by and between Treviño Hernandez, S. de R.L. de C.V. and Smart & Final, Inc.(3)
10.10.2	Product Sales Agreement, dated as of June 12, 2012, by and between Smart & Final Stores LLC and Smart & Final del Noroeste, S.A. de C.V.(3)
10.10.3	Trademark Authorized User Agreement, dated as of June 12, 2012, by and between Smart & Final, Inc. and Smart & Final del Noroeste, S.A. de C.V.(3)
10.11	Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(1)#
10.12	Form of Non-Qualified Stock Option Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(8)#
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

10.14	Registration Rights Agreement, dated as of September 29, 2014, by and among Smart & Final Stores, Inc., Ares Corporate Opportunities Fund III, L.P., Ares Corporate Opportunities Fund IV, L.P. and the other stockholders party thereto.(7)
10.15	Form of Restricted Stock Agreement pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan.(8)#
10.16	Amendment to Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective July 20, 2016 (David G. Hirz).(4)#
10.17	Offer letter, dated as of February 23, 2017, by and among Smart & Final Stores, Inc. LLC and Derek Jones.(12)#
10.18	Executive Severance Plan, effective July 30, 2009, by and among Smart & Final Stores, Inc. and the Eligible Employees.(10)#
10.19	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective May 25, 2017 (David G. Hirz).(11)#
10.20	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective December 8, 2017 (Derek Jones).#
10.21	Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. 2014 Stock Incentive Plan, effective December 8, 2017 (David G. Hirz).#
10.22	Form of Restricted Stock Agreement Pursuant to the Smart & Final Stores, Inc. Amended and Restated 2014 Stock Incentive Plan for David G. Hirz.(14)#
10.23	Smart & Final Stores, Inc. 2018 Executive Severance Plan, effective August 1, 2018.(15) #
10.24	Form of Smart & Final Stores, Inc. Cash Incentive Award Agreement.(16)#
10.25	Smart & Final Stores, Inc. Cash Incentive Award Agreement, dated May 21, 2018, by and between Smart & Final Stores, Inc. and David G. Hirz.(16)#
21.1	List of subsidiaries.*
23.1	Consent of Ernst & Young LLP, independent registered accounting firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

(12)
Filed as an exhibit to the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2018, and incorporated herein by reference.

(13)
Filed as an exhibit to Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 333- 196931) filed with the SEC on August 27, 2014, and incorporated herein by reference.

(14)
Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on July 26, 2018 and incorporated herein by reference.

(15)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 14, 2018 and incorporated herein by reference.

(16)
Filed as an exhibit to the Registrant's Current Report on Form 8-K filed with the SEC on May 21, 2018 and incorporated herein by reference.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMART & FINAL STORES, INC.
By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director Date: March 14, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ DAVID G. HIRZ David G. Hirz President, Chief Executive Officer and Director (principal executive officer) Date: March 14, 2019
By:	/s/ RICHARD N. PHEGLEY Richard N. Phegley Executive Vice President and Chief Financial Officer (principal financial officer) Date March 14, 2019
By:	/s/ RICHARD A. LINK Richard A. Link Group Vice President and Controller (principal accounting officer) Date: March 14, 2019
By:	/s/ DAVID B. KAPLAN David B. Kaplan Chairman of the Board Date: March 13, 2019
By:	/s/ NORMAN H. AXELROD Norman H. Axelrod Director Date: March 13, 2019

By:	/s/ ANDREW A. GIANCAMILLI Andrew A. Giancamilli Director Date: March 13, 2019
By:	/s/ DENNIS T. GIES Dennis T. Gies Director Date: March 13, 2019
By:	/s/ PAUL N. HOPKINS Paul N. Hopkins Director Date: March 13, 2019
By:	/s/ ELAINE K. RUBIN Elaine K. Rubin Director Date: March 13, 2019
By:	/s/ JOSEPH S. TESORIERO Joseph S. Tesoriero Director Date: March 12, 2019
By:	/s/ KENNETH I. TUCHMAN Kenneth I. Tuchman Director Date March 13, 2019