Form 10-Q
period 2019-03-24
Smart & Final Stores, Inc.
filed 2019-05-03
CIK 1563407

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SFS	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common units, as of the latest practicable date.

Class	Outstanding at April 29, 2019
common stock, $0.001 par value	76,489,536

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	March 24, 2019	December 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,872	$67,217
Accounts receivable, less allowances of $100 and $100 at March 24, 2019 and December 30, 2018, respectively	37,786	36,771
Inventories	286,902	301,938
Prepaid expenses and other current assets	25,721	32,346
Total current assets	408,281	438,272

Property, plant, and equipment:
Land	11,463	9,734
Buildings and improvements	56,705	60,637
Leasehold improvements	379,685	367,820
Fixtures and equipment	469,350	450,267
Construction in progress	16,797	21,784
	934,000	910,242
Less accumulated depreciation and amortization	465,439	428,095
	468,561	482,147
Assets under capital leases	—	16,862
Operating lease assets	886,091	—
Capitalized software, net of accumulated amortization of $21,902 and $20,294 at March 24, 2019 and December 30, 2018, respectively	35,089	33,725
Other intangible assets, net	310,722	355,554
Goodwill	291,918	291,918
Equity investment in joint venture	17,705	17,468
Other assets	80,312	75,972
Total assets	$2,498,679	$1,711,918

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$209,453	$239,668
Accrued salaries and wages	37,409	36,757
Accrued expenses	91,289	99,317
Current portion of operating and financing lease liabilities	77,486	—
Current portion of debt, less debt issuance costs	34,196	29,095
Total current liabilities	449,833	404,837
Obligations under capital leases	—	17,177
Obligations under financing leases	22,229	—
Long-term operating lease liabilities	867,606	—
Long-term debt, less debt issuance costs	619,544	619,204
Deferred income taxes	46,942	50,365
Postretirement and postemployment benefits	116,067	115,402
Other long-term liabilities	82,867	196,778

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value;
Authorized shares — 10,000,000; Issued and outstanding shares — none	—	—
Common stock, $0.001 par value;
Authorized shares — 340,000,000; Issued and outstanding shares - 76,522,262 and 76,524,061 at March 24, 2019 and December 30, 2018, respectively	77	77
Additional paid-in capital	523,868	521,183
Retained deficit	(207,503)	(190,315)
Accumulated other comprehensive loss	(22,851)	(22,790)
Total stockholders’ equity	293,591	308,155
Total liabilities and stockholders’ equity	$2,498,679	$1,711,918

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In Thousands, Except Share and Per Share Amounts)

	Twelve Weeks Ended
	March 24, 2019	March 25, 2018

Net sales	$1,044,802	$1,016,237
Cost of sales, buying and occupancy	888,466	869,975
Gross margin	156,336	146,262

Operating and administrative expenses	155,038	147,430
Income (loss) from operations	1,298	(1,168)

Interest expense, net	10,578	9,251
Equity in earnings of joint venture	433	577
Loss before income taxes	(8,847)	(9,842)

Income tax benefit	2,170	2,748
Net loss	$(6,677)	$(7,094)

Basic loss per share	$(0.09)	$(0.10)
Diluted loss per share	$(0.09)	$(0.10)

Weighted average shares outstanding:
Basic	73,867,084	72,231,171
Diluted	73,867,084	72,231,171

Comprehensive loss:
Net loss	$(6,677)	$(7,094)
Derivative instruments:
Loss, net of income tax benefit of $(48) at March 25, 2018	—	(133)
Reclassification adjustments, net of income tax expense of $5 at March 25, 2018	—	15
Foreign currency translation	(61)	(291)
Other comprehensive loss	(61)	(409)
Comprehensive loss	$(6,738)	$(7,503)

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Twelve Weeks Ended
	March 24, 2019	March 25, 2018

Operating activities
Net loss	$(6,677)	$(7,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,714	13,880
Amortization	10,698	9,412
Amortization of debt discount and debt issuance costs	472	459
Share-based compensation	2,703	3,285
Deferred income taxes	(628)	(257)
Equity in earnings of joint venture	(433)	(577)
Loss (gain) on disposal of property, plant, and equipment	85	(32)
Asset impairment	322	1,425
Changes in operating assets and liabilities:
Accounts receivable, net	(1,015)	3,452
Inventories	15,036	1,972
Prepaid expenses and other assets	6,494	7,520
Operating lease assets	17,528	—
Accounts payable	(30,215)	(24,319)
Accrued salaries and wages	652	(5,140)
Operating lease liabilities	(19,653)	—
Other accrued liabilities	3,968	14,209
Net cash provided by operating activities	12,051	18,195

Investing activities
Purchases of property, plant, and equipment	(22,208)	(25,478)
Proceeds from disposal of property, plant, and equipment	137	33
Investment in capitalized software	(3,899)	(3,523)
Other	(167)	(19)
Net cash used in investing activities	(26,137)	(28,987)

Financing activities
Proceeds from exercise of stock options	27	336
Payment of minimum withholding taxes on net share settlement of share-based compensation awards	(45)	(65)
Fees paid in conjunction with debt financing	(31)	(31)
Borrowings on bank line of credit	36,000	27,000
Payments on bank line of credit	(31,000)	(39,000)
Principal payments on finance leases	(210)	—
Cash received from landlord related to financing lease obligations	—	6,671
Net cash provided by (used in) financing activities	4,741	(5,089)

Net decrease in cash and cash equivalents	(9,345)	(15,881)
Cash and cash equivalents at beginning of period	67,217	71,671
Cash and cash equivalents at end of period	$57,872	$55,790

Cash paid during the period for:
Interest	$6,720	$1,116
Income taxes	—	—

Non-cash investing and financing activities
Software development costs incurred but not paid	$1,509	$2,115
Construction in progress costs incurred but not paid	12,752	14,888
Property acquired through financing lease obligations	—	232

See notes to unaudited condensed consolidated financial statements.

Smart & Final Stores, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In Thousands, Except Share Amounts)

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	74,120,113	$74	$506,098	$(78,160)	$(24,966)	$403,046
Forfeiture of restricted stock awards	(1,045)	—	—	—	—	—
Share-based compensation	—	—	3,285	—	—	3,285
Stock option exercises	101,471	—	336	—	—	336
Vested restricted stock awards withheld on net share settlement	(8,324)	—	(65)	—	—	(65)
Net loss	—	—	—	(7,094)	—	(7,094)
Other comprehensive loss	—	—	—	—	(409)	(409)
Balance at March 25, 2018	74,212,215	$74	$509,654	$(85,254)	$(25,375)	$399,099

					Accumulated
	Common Stock		Additional		Other
	Number		Paid-In	Retained	Comprehensive
	of Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 30, 2018	76,524,061	$77	$521,183	$(190,315)	$(22,790)	$308,155
Share-based compensation	—	—	2,703	—	—	2,703
Stock option exercises	5,130	—	27	—	—	27
Vested restricted stock awards withheld on net share settlement	(6,929)	—	(45)	—	—	(45)
Net loss	—	—	—	(6,677)	—	(6,677)
Adoption of ASU No. 2016-02, Leases (Topic 842)				(10,511)		(10,511)
Other comprehensive loss	—	—	—	—	(61)	(61)
Balance at March 24, 2019	76,522,262	$77	$523,868	$(207,503)	$(22,851)	$293,591

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

The Company operates non-membership warehouse-style grocery stores under the “Smart & Final” banner and the “Smart Foodservice” banner. As of March 24, 2019, the Company operated 327 stores throughout the Western United States (“U.S.”).

The Company owns a 50% joint venture interest in a Mexican domestic corporation, Smart & Final del Noroeste, S.A. de C.V. (“SFDN”), which operated 15 “Smart & Final” format stores in northwestern Mexico as of March 24, 2019.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial statements, and Rule 8-03 of Regulation S-X of the Securities Act of 1933, as amended (the “Securities Act”). The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods indicated. All intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results for a full fiscal year. The information included in these unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements as of and for the fiscal year ended December 30, 2018 that were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019.

Fiscal Years

The Company’s fiscal year is the 52- or 53-week period that ends on the Sunday closest to December 31. Each fiscal year typically consists of twelve-week periods in the first, second and fourth quarters and a sixteen-week period in the third quarter. Fiscal year 2019 is, and fiscal year 2018 was, a 52-week fiscal year.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include primarily prepaid insurance, property taxes, income taxes receivable, properties held for sale and other current assets.

As of March 24, 2019 and December 30, 2018, the Company designated properties as held for sale in the amount of $12.3 million and $8.5 million, respectively.

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

Costs of normal maintenance and repairs and minor replacements are charged to expense when incurred. Major replacements, remodeling or betterments of properties are capitalized. When assets are sold or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the condensed consolidated statements of operations and comprehensive loss.

Included in property, plant, and equipment are costs associated with the selection and procurement of real estate sites. These costs are amortized over the remaining lease term of the successful sites with which they are associated.

The Company reviews its long-lived assets, including property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company groups and evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which individual cash flows can be identified. The Company regularly reviews its stores’ operating performance for indicators of impairment. Factors it considers important that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a significant negative industry or economic trend. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the sum of the estimated discounted future cash flows from the use of the asset is less than the carrying value. The Company measured the fair value of its long-lived assets on a nonrecurring basis using Level 3 inputs as defined in the fair value hierarchy. See Note 6, Fair Value Measurements. As a result of such reviews, the Company recorded a pre-tax impairment loss of $0.1 million and $1.2 million for the quarter ended March 24, 2019 and March 25, 2018, respectively, in the Smart & Final segment.  The impairment loss was reported within “operating and administrative expenses” on the Company’s condensed consolidated statements of operations and comprehensive loss.

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

Through the fourth quarter of 2018, the Company experienced a sustained decline in its share price and market capitalization. Additionally, the market multiples of publicly traded peer companies also experienced a sustained decline over this time period reflecting an increasingly competitive environment. As a result of the changed market conditions the Company further updated its short-term operating plan in the fourth quarter 2018 to reflect this environment. The annual evaluation of impairment for fiscal year 2018 was performed as of December 2, 2018 resulting in a goodwill impairment charge of $94.0 million associated with the Smart & Final reporting unit recorded in the fourth quarter of 2018. As of March 24, 2019, there were no events or conditions that would require an additional impairment test.

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

Other Assets

Other assets primarily consist of assets held in trusts for certain retirement plans (see Note 7, Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations), insurance recovery receivables related to self-insurance, liquor licenses, capitalized cloud computing costs and other miscellaneous assets.

Accounts Payable

The Company’s banking arrangements provide for the daily replenishment and limited monthly advanced payments of vendor payable accounts as checks are presented or payments are demanded. The checks and the advanced payments outstanding in these bank accounts are included in “Accounts payable” in the accompanying condensed consolidated balance sheets.

Other Long-Term Liabilities

Other long-term liabilities include primarily general liability reserves, workers’ compensation reserves, liabilities for the deferred compensation plan, financing obligations for “build-to-suit” lease arrangements and other miscellaneous long-term liabilities.

Impact of Adoption of ASU 2016-02 on Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. We adopted ASU 2016-02, along with related clarifications and improvements, as of December 31, 2018, using the modified retrospective approach, which allows us to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained deficit in the period of adoption.

The Company elected to use the package of practical expedients which permitted the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. We have not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. We elected to apply the short-term lease exception, which allows the Company to keep leases with terms of 12 months or less off the balance sheet. The Company also elected to combine lease and non-lease components as a single component for our entire population of lease assets.

Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $922.3 million and $972.0 million, respectively, as of December 31, 2018. The $49.7 million difference in the lease liabilities and net lease assets represents the net ASC 840 lease liabilities at year-end 2018 that were netted against the initial right-of-use-asset, which included: straight-line rent, lease intangibles assets, closed store reserves and deferred gains on sale-leaseback transactions. The $10.5 million transition adjustment to retained earnings was comprised of $6.6 million of build-to-suit financing lease assets that were derecognized and recorded as operating leases in transition, $6.7 million of initial impairment to right-of-use-assets, which were partially offset by the related deferred tax effect of $2.8 million. Adoption of ASU 2016-02 did not materially impact our consolidated net earnings, or our cash flows, and did not have a notable impact on our liquidity or debt-covenant compliance under our current agreements.

Store Opening and Closing Costs

New store opening costs consisting primarily of rent, store payroll and general operating costs are charged to expense as incurred prior to the store opening.

In the event a leased store is closed before the expiration of the associated lease, asset impairment charges related to improvements and fixtures, inventory write-downs and other miscellaneous closing costs associated with the disposal activity are recognized when the store closes.

Share-Based Compensation

All share-based payments are recognized over the requisite service period in the condensed consolidated statements of operations and comprehensive loss as compensation expense based on the fair value of an award, taking into consideration estimated forfeiture rates.

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

Revenue Recognition

Revenues from the sale of products are recognized at the point of sale. Discounts provided to customers at the time of sale are recognized as a reduction in sales as the products are sold. Returns are also recognized as a reduction in sales and are immaterial in relation to total sales. The Company collects sales tax on taxable products purchased by its customers and remits such collections to the appropriate taxing authority in accordance with local laws. Sales tax collections are presented in the condensed consolidated statements of operations and comprehensive loss on a net basis and, accordingly, are excluded from reported revenues.

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

The Company’s debt is not listed or traded on an established market. For the purpose of determining the fair value of the Company’s first lien term loan facility (as amended, the “Term Loan Facility”), the administrative agent has provided to the Company the fair value of the Term Loan Facility based upon orderly trading activity and related closing prices for actual trades of the Term Loan Facility as well as indications of interest by prospective buyers and sellers and related bid/ask prices. As of March 24, 2019, the carrying value of the Term Loan Facility approximates fair value based upon valuations received from the administrative agent, which reflected a pricing valuation of 95.25% of carrying value. The carrying value of the Term Loan Facility was $625.0 million, compared to an indicated fair value of $595.3 million as of March 24, 2019. The Company’s estimates of the fair value of long-term debt were classified as Level 2 in the fair value hierarchy.

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

Potentially dilutive securities representing 5,304,930 shares of Common Stock for the twelve weeks ended March 24, 2019 and 6,266,238 shares of Common Stock for the twelve weeks ended March 25, 2018 were excluded from the computation of diluted loss per share because their effect would have been antidilutive.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2016-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. For example, entities will no longer have to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance also modifies certain disclosure requirements for nonpublic entities to make them less burdensome. It is effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those years. Entities are permitted to early adopt the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating this guidance and the impact it will have on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). The amendments in this update change the disclosure requirements for employers that sponsor defined benefit pension and/or other post-retirement benefit plans. It eliminates requirements for certain disclosures that are no longer considered cost beneficial and requires new disclosures that the FASB considers pertinent. The guidance is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-14 will have a material impact on its consolidated financial statements or disclosures.

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

4. Debt

Current portion of debt at March 24, 2019 and December 30, 2018 was as follows (in thousands):

	March 24, 2019	December 30, 2018
Revolving Credit Facility	$35,000	$30,000

Less:
Debt issuance costs	(804)	(905)
Total current portion of debt	$34,196	$29,095

Long-term debt at March 24, 2019 and December 30, 2018 was as follows (in thousands):

	March 24, 2019	December 30, 2018
Term Loan Facility	$625,000	$625,000

Less:
Debt issuance costs	(1,748)	(1,869)
Discount on debt issuance	(3,708)	(3,927)
Total long-term debt	$619,544	$619,204

In conjunction with the Ares Acquisition, Smart & Final Stores LLC (“Smart & Final Stores”) entered into financing arrangements effective November 15, 2012, including the Term Loan Facility and an asset-based lending facility (the “Revolving Credit Facility”).

Term Loan Facility

The Term Loan Facility, as amended, provided financing of $625.0 million and has a maturity date of November 15, 2022. Debt issuance costs and debt discount are both amortized over the remaining term of the Term Loan Facility. As of March 24, 2019 and December 30, 2018, the weighted-average interest rate on the amount outstanding under the Term Loan Facility was 6.13% and 5.88%, respectively.

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

Revolving Credit Facility

The Revolving Credit Facility, as amended, provides financing of up to $200.0 million (including up to $50.0 million for the issuance of letters of credit) subject to a borrowing base. The calculated borrowing base, a formula based on certain eligible inventory and receivables, minus certain reserves, was $200.7 million and $208.2 million at March 24, 2019 and December 30, 2018, respectively. As of March 24, 2019 and December 30, 2018, the amount outstanding under the Revolving Credit Facility was $35.0 million and $30.0 million, respectively.

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

Borrowings under the Revolving Credit Facility bear interest at an applicable margin plus, at Smart & Final Stores’ option, a fluctuating rate equal to either (1) adjusted LIBOR (LIBOR rate in effect for the applicable interest period, adjusted for statutory reserves) or (2) the alternate base rate. At March 24, 2019 and December 30, 2018, the alternate base rate was 5.50% and the applicable margin for alternate base rate loans was 0.25%, for a total rate of 5.75%.

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

The Revolving Credit Facility also provides for a $65.0 million sub-limit for letters of credit, of which the Company had $45.0 million outstanding as of March 24, 2019 and December 30, 2018. As of March 24, 2019 and December 30, 2018, the amount available for borrowing under the Revolving Credit Facility was $119.7 million and $125.0 million, respectively. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 24, 2019 and December 30, 2018, no trigger event had occurred.

5. Leases

The Company leases certain retail stores, warehouses, distribution centers, office space, land and equipment. These leases are recorded as right-of-use assets and lease obligation liabilities for leases with terms greater than 12 months.  Our leases generally have remaining terms of 1-15 years, most of which include renewal options to extend the leases for additional 5-year periods at the Company’s discretion. Generally, the lease term is the minimum of the noncancelable period of the lease or the lease term inclusive of reasonably certain renewal periods up to a term of 15 years.

Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Tenant allowances used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. We estimate this rate based on prevailing financial market conditions as rates are not implicitly stated in most leases. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization.

Adoption of Topic 842 resulted in the recording net lease assets and lease liabilities of approximately $922.3 million and $972.0 million, respectively. The $49.7 million difference in the lease liabilities and net lease assets represents the net ASC 840 lease liabilities at year-end 2018 that were netted against the initial right-of-use-asset, which included: straight-line rent, lease intangibles assets, closed store reserves and deferred gains on sale-leaseback transactions. The $10.5 million transition adjustment to retained earnings was comprised of $6.6 million of build-to-suit financing lease assets that were derecognized and recorded as operating leases in transition, $6.7 million of initial impairment to right-of-use-assets, which were partially offset by the related deferred tax effect of $2.8 million.

Supplemental balance sheet information related to leases was as follows:

	Classification	March 24, 2019

Assets
Operating lease assets	Operating lease assets	$886,091
Finance lease assets	Buildings and improvements	21,043
Total lease assets		$907,134

Liabilities
Current
Operating	Current portion of operating and financing lease liabilities	$76,583
Finance	Current portion of operating and financing lease liabilities	903
Noncurrent
Operating	Long-term operating lease liabilities	867,606
Finance	Obligations under financing leases	22,229
Total lease liabilities		$967,321

The components of lease cost were as follows:

Twelve weeks ended
March 24, 2019

Operating lease cost	$32,648
Finance lease cost
Amortization of leased assets	325
Interest on lease liabilities	378
Sublease income	(895)
Net lease cost	$32,465

Lease term and discount rate were as follows:

Discount Rate	March 24, 2019

Weighted-average remaining lease term (in years)
Operating leases	12.7
Finance leases	15.0
Weighted-average discount rate
Operating leases	6.85%
Finance leases	7.02%

Supplemental disclosures of cash flow information related to leases were as follows:

Twelve weeks ended
March 24, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$34,713
Operating cash flows from finance leases	$378
Financing cash flows from finance leases	$210

Non-cash items
Leased assets obtained in exchange for new financing lease obligations	$—
Leased assets obtained in exchange for new operating lease liabilities	$2,716

Maturities of lease liabilities were as follows as of March 24, 2019:

	Operating	Finance
	Leases	Leases	Total

Within 1 year	$133,110	$2,377	$135,487
2 years	135,757	2,377	138,134
3 years	125,895	2,377	128,272
4 years	116,227	2,460	118,687
5 years	107,010	2,501	109,511
Thereafter	853,526	26,204	879,730
Total lease payments	$1,471,525	$38,296	$1,509,821
Less: Imputed interest	527,336	15,164	542,500
Present value of lease liabilities	$944,189	$23,132	$967,321

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

The Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following table by the type of inputs applicable to the fair value measurements (in thousands):

	Fair Value Measurement at March 24, 2019
Description	Total as of March 24, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Other assets—cash and cash equivalents that fund supplemental executive retirement plan and deferred compensation plan	$554	$554	$—	$—
Other assets—assets that fund supplemental executive retirement plan	3,546	3,546	—	—
Other assets—deferred compensation plan investment in Sprouts and other	5,222	5,222	—	—
Financial liabilities
Other long-term liabilities—deferred compensation plan	(18,102)	(1,958)	(16,144)	—
Total	$(8,780)	$7,364	$(16,144)	$—

Level 1 Investments include money market funds of $0.6 million, market index funds of $3.5 million and an investment in Sprouts and other of $5.2 million with the corresponding deferred compensation liabilities of $2.0 million. The fair values of these investments are based on quoted market prices in an active market.

Level 2 Liabilities include $16.1 million of deferred compensation liabilities, the fair value of which is based on quoted prices of similar assets traded in active markets.

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

7. Retirement Benefit Plans and Postretirement and Postemployment Benefit Obligations

Defined Benefit Retirement Plan

The Company has a funded noncontributory qualified defined benefit retirement plan (the “Single-Employer Plan”) that, prior to June 1, 2008, covered substantially all full-time employees following a vesting period of five years of service (the “Pension Participants”) and provided defined benefits based on years of service and final average salary. The Predecessor froze the accruing of future benefits for the majority of the Pension Participants (the “Frozen Pension Participants”) effective June 1, 2008.  As of March 24, 2019, there were approximately 469 hourly paid employees in the Company’s distribution and transportation operations accruing future benefits under the plan and who remain eligible for pension benefits under the prior terms. No new employees are eligible for participation in the Single-Employer Plan after June 1, 2008, with the exception of new hires in the Company’s distribution and transportation operations. After June 1, 2008 Frozen Pension Participants continued to accrue service for vesting purposes only and future payments from the Single-Employer Plan will be in accordance with the Single-Employer Plan’s retirement payment provisions. The Company funds the Single-Employer Plan with annual contributions as required by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Company uses a measurement date of December 31 for the Single-Employer Plan.

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 24,	March 25,
	2019	2018
Service cost	$373	$402
Interest cost	2,191	1,798
Expected return on plan assets	(2,016)	(2,142)
Amortization of net actuarial loss	66	38
Net periodic benefit cost	$614	$96

During the twelve weeks ended March 24, 2019, the Company did not make a contribution to the Single-Employer Plan. The Company expects to fund a minimum required total contribution of approximately $3.4 million during fiscal year 2019.

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

The components included in the net periodic benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 24,	March 25,
	2019	2018
Interest cost	$254	$231
Net periodic benefit cost	$254	$231

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

The components included in the postretirement benefit cost for the periods indicated are as follows (in thousands):

	Twelve Weeks Ended
	March 24,	March 25,
	2019	2018
Service cost	$92	$115
Interest cost	162	138
Amortization of net actuarial loss	(23)	—
Net periodic benefit cost	$231	$253

8. Income Taxes

The Company’s effective tax rate for the twelve weeks ended March 24, 2019 and March 25, 2018 was 24.5% and 27.9%, respectively.  In the first quarter of 2019, the income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to state income tax expense, changes to valuation allowance on state deferred tax assets, changes to the cash surrender value of corporate-owned life insurance policies and tax credits. In the first quarter of 2018, the income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to executive compensation limitations and state income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and Mexico. The tax years which remain subject to examination by major tax jurisdictions as of March 24, 2019 include fiscal years 2014 through 2018 for state purposes and 2015 through 2018 for federal purposes.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. This guidance requires qualitative disclosure of the accounting policy for releasing income tax effects from accumulated other comprehensive income and if the reclassification election is made, the impacts of the change on the consolidated financial statements. The Company adopted ASU 2018-02 in the first quarter of 2019, did not reclassify the tax effects stranded in accumulated other comprehensive income, and there was no impact on the Company’s consolidated results of operations or cash flows. The Company’s policy for releasing disproportionate income tax effects from AOCI utilizes the portfolio approach.

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

During the twelve weeks ended March 24, 2019, 6,929 shares of restricted stock were surrendered to the Company to cover the grantee’s income tax obligations in connection with the vesting of restricted stock awards.

The following table summarizes the restricted stock award activity under the 2014 Incentive Plan for the twelve weeks ended March 24, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 30, 2018	2,670,368	$7.84
Granted	—	—
Forfeited	—	—
Vested	(31,712)	11.36
Outstanding at March 24, 2019	2,638,656	$7.80

The Company recorded share-based compensation expense related to the restricted stock awards of $2.2 million and $2.4 million for the twelve weeks ended March 24, 2019 and March 25, 2018, respectively. As of March 24, 2019, the unrecognized compensation cost was $7.9 million and related weighted-average period over which restricted stock award expense was expected to be recognized was approximately 1.50 years.

The following table summarizes the time-based option activity under the 2014 Incentive Plan for the twelve weeks ended March 24, 2019 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2018	3,103,845	$12.87	6.69 years	$—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(15,860)	14.28
Outstanding at March 24, 2019	3,087,985	$12.87	6.46 years	$—
Exercisable at March 24, 2019	1,918,012	$12.66	6.01 years	$—

Aggregate intrinsic value represents the difference between the closing stock price of the Common Stock and the exercise price of outstanding, in-the-money options. The closing stock price as reported on the New York Stock Exchange as of March 22, 2019 (the last trading day of the first quarter of 2019) was $5.15.

The Company recorded share-based compensation expense for time-based options granted under the 2014 Incentive Plan of $0.5 million and $0.7 million for the twelve weeks ended March 24, 2019 and March 25, 2018, respectively. As of March 24, 2019, the unrecognized compensation cost was $1.1 million and related weighted-average period over which time-based option expense was expected to be recognized was approximately 1.22 years.

2012 Incentive Plan

Effective November 15, 2012, SFSI adopted the SF CC Holdings, Inc. 2012 Stock Incentive Plan (the “2012 Incentive Plan”), which provides for the issuance of equity-based incentive awards not to exceed 11,400,000 shares of Common Stock. Effective upon closing of the IPO, no new awards may be granted under the 2012 Incentive Plan.

The following table summarizes the time-based option activity under the 2012 Incentive Plan for the twelve weeks ended March 24, 2019 (dollars in thousands except weighted average exercise price):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2018	4,275,812	$6.62	4.10 years	$—
Forfeited	—	—
Exercised	(5,130)	5.27
Cancelled	—	—
Expired	—	—
Outstanding at March 24, 2019	4,270,682	$6.62	3.87 years	$—
Exercisable at March 24, 2019	4,270,682	$6.62	3.87 years	$—

As of March 24, 2019, there was no unrecognized compensation cost and share-based compensation expense recorded for the options granted under the 2012 Incentive Plan. The Company recorded share-based compensation expense for time-based options granted under the 2012 Incentive Plan of $0.1 million for the twelve weeks ended March 25, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments expand the scope of ASC 718, Compensation—Stock Compensation (“ASC 718”) to include share-based payment transactions for acquiring goods and services from nonemployees. The Company adopted ASU 2018-07 in the first quarter of 2019 using the modified retrospective approach.  The adoption of ASU 2018-07 did not have a material impact on the condensed consolidated financial statements.

10. Accumulated Other Comprehensive Loss

The following table represents the changes in AOCL by each component for the twelve weeks ended March 24, 2019, net of tax:

(in thousands)	Defined Benefit Retirement Plan	Cash Flow Hedging Activity	Foreign Currency Translation and Employee Benefit Obligation Adjustment	Total
Balance at December 30, 2018	$(20,337)	$(22)	$(2,431)	$(22,790)
OCI before reclassification	—	—	(61)	(61)
Amounts reclassified out of AOCL	—	—	—	—
Net current period OCI	—	—	(61)	(61)
Balance at March 24, 2019	$(20,337)	$(22)	$(2,492)	$(22,851)

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

For the twelve weeks ended March 24, 2019, the operating information and total assets for the reportable segments are as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$815,909	$228,893	$—	$1,044,802
Cost of sales, distribution and store occupancy	691,406	194,937	2,123	888,466
Operating and administrative expenses	116,313	19,261	19,464	155,038
Income (loss) from operations	$8,190	$14,695	$(21,587)	$1,298
As of March 24, 2019:
Total assets	$2,268,864	$554,452	$(324,637)	$2,498,679
Intercompany receivable (payable)	$275,151	$81,394	$(356,545)	$—
Investment in joint venture	$—	$—	$17,705	$17,705
Goodwill	$87,338	$204,580	$—	$291,918
For the twelve weeks ended March 24, 2019:
Capital expenditures	$15,315	$5,150	$5,642	$26,107
Depreciation and amortization	$18,852	$1,486	$3,074	$23,412

For the twelve weeks ended March 25, 2018, the operating information for the reportable segments is as follows (in thousands):

	Smart & Final	Smart Foodservice	Corporate / Other	Consolidated
Net sales	$795,192	$221,045	$—	$1,016,237
Cost of sales, distribution and store occupancy	678,615	189,471	1,889	869,975
Operating and administrative expenses	109,569	17,796	20,065	147,430
Income (loss) from operations	$7,008	$13,778	$(21,954)	$(1,168)
As of March 25, 2018:
Total assets	$1,702,671	$406,831	$(327,427)	$1,782,075
Intercompany receivable (payable)	$322,587	$48,413	$(371,000)	$—
Investment in joint venture	$—	$—	$15,796	$15,796
Goodwill	$181,338	$204,580	$—	$385,918
For the twelve weeks ended March 25, 2018:
Capital expenditures	$23,859	$1,270	$3,872	$29,001
Depreciation and amortization	$20,498	$1,254	$1,540	$23,292

12. Commitments and Contingencies

Legal Actions

The Company is engaged in various legal actions, claims and proceedings in the ordinary course of business, including claims related to employment matters, breach of contracts, products liabilities and intellectual property matters resulting from its business activities. The Company does not believe that the ultimate resolution of these pending claims will have a material adverse effect on its business, financial condition, results of operations and cash flows. However, litigation is subject to many uncertainties, and the outcome of certain individual litigated matters may not be reasonably predictable and any related damages may not be estimable. Some litigation matters could result in an adverse outcome to the Company, and any such adverse outcome could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

A reconciliation of the numerators and denominators of the basic and diluted loss per share calculations is as follows (in thousands, except per share amounts):

	Twelve Weeks Ended
	March 24,	March 25,
	2019	2018

Net loss	$(6,677)	$(7,094)

Weighted average shares outstanding for basic EPS	73,867,084	72,231,171
Effect of dilutive securities:
Assumed exercise of time-based stock options and vesting of restricted stock	—	—
Weighted average shares and share equivalents outstanding for diluted EPS	73,867,084	72,231,171

Basic loss per share	$(0.09)	$(0.10)
Diluted loss per share	$(0.09)	$(0.10)

Potentially dilutive securities representing 5,304,930 shares of Common Stock for the twelve weeks ended March 24, 2019 and 6,266,238 shares of Common Stock for the twelve weeks ended March 25, 2018 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

14. Subsequent Events

On April 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Street Parent, Inc., a Delaware corporation (“Parent”), and First Street Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are controlled by certain equity funds managed by Apollo Management IX, L.P., a Delaware limited partnership and an affiliate of Apollo Global Management, LLC.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer no later than May 7, 2019 (unless otherwise agreed to by Parent and the Company) to acquire all of the outstanding shares of Common Stock, at a price per share of Common Stock of $6.50 net to the holders thereof, payable in cash, without interest and less any applicable tax withholding (such offer, as it may be amended from time to time in accordance with the Merger Agreement, the “Offer,” and such amount of consideration or any greater amount per share that may be paid pursuant to the Offer, the “Offer Price”). Parent intends to fund the Offer Price with a combination of committed debt and equity financing. The transaction is not subject to a financing condition.

The obligation of Purchaser to purchase shares of Common Stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including but not limited to: (i) prior to the expiration of the Offer, there shall have been validly tendered and not validly withdrawn shares of Common Stock that, together with all other shares of Common Stock, if any, owned by Purchaser and its affiliates (as defined in Section 251(h) of the Delaware General Corporation Law), represent at least one share of Common Stock more than 50% of the total number of outstanding shares of Common Stock at the time of the expiration of the Offer, (ii) the expiration or termination of the waiting period applicable to the Offer or the Merger (as defined below) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval by the Mexican Federal Economic Competition Commission or the Mexican Federal Institute

of Telecommunications shall have been obtained or deemed to have been obtained pursuant to Article 90(V) of the Mexican Federal Economic Competition Law (collectively, the “Regulatory Conditions”), (iii) the completion of a specified marketing period for the debt financing in accordance with the Merger Agreement, and (iv) each of the other conditions set forth in Annex I to the Merger Agreement.

The Offer will initially expire at one minute after 11:59 p.m. (Eastern Time) on the date that is 20 business days following the commencement of the Offer (unless otherwise agreed to by Parent and the Company). Under certain circumstances, Purchaser may be required or permitted to extend the Offer on one or more occasions in accordance with the terms set forth in the Merger Agreement and the applicable rules and regulations of the SEC. In general, Purchaser will not be required to extend the Offer beyond August 16, 2019 (the “End Date”), and only in the event the Regulatory Conditions are not satisfied by such date, then the End Date shall be automatically extended to October 16, 2019, and may not extend the Offer beyond two business days prior to the End Date without the prior written consent of the Company.

As soon as practicable following Purchaser’s acceptance of shares of Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation (the “Merger”), without a meeting or vote of stockholders of the Company. At the effective time of the Merger (the “Effective Time”), the shares of Common Stock not purchased pursuant to the Offer (other than (i) shares of Common Stock owned by the Company as treasury stock, (ii) shares of Common Stock owned by Parent, Purchaser or their respective subsidiaries, (iii) shares of Common Stock tendered in the Offer and (iv) shares of Common Stock owned any by stockholders of the Company who have perfected their statutory rights of appraisal under Section 262 of the Delaware General Corporate Law) will each be converted into the right to receive an amount in cash equal to the Offer Price.

The Merger Agreement includes representations, warranties and covenants of the parties customary for a transaction of this nature. Among other things, the Merger Agreement includes covenants by the parties to take all actions to secure required regulatory approvals, and from the date of the Merger Agreement until the Effective Time, the Company has agreed to conduct its business in the ordinary course of business and has agreed to certain other operating covenants, as set forth more fully in the Merger Agreement.

The Company has also agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals regarding the Company and has agreed to certain restrictions on its ability to respond to such proposals, provided that (x) the Company, subject to the terms and conditions of the Merger Agreement, may enter into negotiations or discussions concerning, or provide confidential information to persons making, certain unsolicited proposals if the Company’s Board of Directors determines in good faith such proposal constitutes or would reasonably be expected to lead to a Superior Offer (as defined in the Merger Agreement), subject to certain rights of Parent pursuant to the terms of the Merger Agreement to negotiate with the Company, and (y) the Company’s Board of Directors may also change its recommendation regarding the Offer for a reason related to an acquisition proposal or unrelated in the context of a Change in Circumstance (as defined in the Merger Agreement), in either case, only if the Company’s Board of Directors determines, after consultation with outside legal counsel, that the failure to take such action would be inconsistent with its fiduciary duties.

The Merger Agreement also contains certain termination provisions for the Company and Parent, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Offer. The Company will be required to pay Parent a cash termination fee equal to $15,000,000 (approximately 3% of equity value) if, among other reasons, the Merger Agreement is terminated (i) by the Company to enter into an acquisition agreement that constitutes a Superior Offer or (ii) by Parent because the Board of Directors of the Company (x) adversely changes its recommendation to stockholders to accept the Offer and tender their shares of Company Common Stock to Purchaser in the Offer, (y) fails to reject any tender offer or exchange offer by another party within 10 business days following commencement or such offer or (z) (1) the Merger Agreement is terminated by either the Company or Parent because the closing of the Offer has not occurred prior to the End Date or by Parent due to a material breach by the Company, (2) a third party acquisition proposal is publicly disclosed prior to such termination and (3) within 12 months following such termination, the Company consummates a third party acquisition proposal or enters into an agreement for a third party acquisition proposal which is subsequently completed. Parent will be required to pay the Company a cash termination fee equal to $30,000,000 (approximately 6% of equity value) if, among other reasons, the Merger Agreement is terminated by the Company due to Parent or Purchaser’s (i) material breach of its representations or covenants cause the failure of the closing of the Offer (subject to a 30-day cure right), (ii) failure to commence the Offer when it’s required to under the terms of the Merger Agreement, or (iii) failure to close the Offer when all the conditions have been satisfied. In addition, subject to the terms of the Merger Agreement, either the Company or Parent may terminate the Merger Agreement, at any time prior to the time Purchaser accepts for payment the Company Common Stock tendered pursuant to the Offer, if the Merger is not consummated on or before the End Date. The Company expects the transaction to be consummated by the third quarter of 2019.

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

Business Overview

We are a value-oriented food retailer serving a diverse and dynamic demographic of household and business customers through two complementary store banners. Our Smart & Final stores focus on both household and business customers, and our Smart Foodservice stores focus primarily on business customers. As of March 24, 2019, we operated 327 convenient, non-membership, smaller-box, warehouse-style stores throughout the Western United States, with an additional 15 stores in Northwestern Mexico operated through a joint venture. We have a differentiated merchandising strategy that emphasizes high quality perishables, a wide selection of private label products, products tailored to business and foodservice customers and products offered in a broad range of product sizes, all at “everyday low prices.”

As of March 24, 2019, we operated 260 Smart & Final stores in California, Arizona and Nevada, which offer extensive selections of fresh perishables and everyday grocery items, together with a targeted selection of foodservice, packaging and janitorial products, under both national and private label brands. Customers can choose from a broad range of product sizes, including an assortment of standard-sized products typically found at conventional grocers, and a large selection of larger sized offerings (including uniquely sized national brand products) more typical of warehouse club style stores. Pricing in our Smart & Final stores is targeted to be substantially lower than that of conventional grocers and competitive with that of large discount store operators and warehouse clubs. We believe we offer higher quality produce at lower prices than typically found at large discounters. We also believe our Smart & Final stores provide a better everyday value to household and business customers than typical warehouse clubs by offering greater product selection at competitive prices, with no membership fee requirement, in a convenient, easy-to-shop format.

Within the Smart & Final banner we operate both Extra! and legacy Smart & Final stores. Beginning in late 2008, we launched an initiative to convert our larger legacy Smart & Final stores to our Extra! format. With a larger store footprint and an expanded merchandise selection, our Extra! format offers a one-stop shopping experience with over 16,000 SKUs, over 4,000 more SKUs than our legacy Smart & Final stores, with an emphasis on perishables and household items. As of March 24, 2019, we operated 201 Extra! stores of which 105 represent conversions or relocations of legacy Smart & Final stores and 96 represent new store openings. In recent years we have significantly increased the number of Extra! stores, facilitated primarily by our acquisition of a dedicated perishables warehouse, our acquisition of a group of stores in fiscal year 2016, and by our continued investments in distribution capabilities and in-store merchandising. The continued development of our Extra! store format, through additional new store openings and expansions and relocations of legacy Smart & Final stores to the Extra! store format, is expected to be the cornerstone of future Smart & Final banner growth.

As of March 24, 2019, we also operated 67 Smart Foodservice stores focused primarily on restaurants, caterers and a wide range of other foodservice businesses such as food trucks and coffee houses. We offer customers the opportunity to shop for their everyday foodservice needs in a convenient, no-frills warehouse shopping environment. These stores are located in Washington, Oregon, Northern California, Idaho, Montana, Nevada and Utah. Pricing in our Smart Foodservice stores is targeted to be substantially lower than that of our foodservice delivery competitors, with greater price transparency to customers and no minimum order size. Pricing is also competitive with typical warehouse clubs, with no membership fee requirement. Since late 2014, we have opened 15 new Smart Foodservice stores in existing and new market areas, and are actively pursuing additional growth opportunities for this store banner.

In both store banners, we are actively investing in increasing online sales, including both direct delivery to customers through partner services and using buy online, pick-up-in-store models. As of March 24, 2019, we offered direct delivery or pick up-in-store options in over 98% of our Smart & Final banner and Smart Foodservice stores.

We believe that our “everyday low prices,” unique merchandising strategy and convenient locations enable us to offer a differentiated food shopping experience with broad appeal to a diverse and dynamic customer demographic.

Merger Agreement

On April 16, 2019, the Company entered into the Merger Agreement with Parent and Purchaser.  Parent and Purchaser are controlled by certain equity funds managed by Apollo Management IX, L.P., a Delaware limited partnership.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence the Offer no later than May 7, 2019 (unless otherwise agreed to by Parent and the Company) to acquire all of the outstanding shares of Common Stock at the Offer Price of $6.50 net to the holders thereof, payable in cash, without interest and less any applicable tax withholding. Parent intends to fund the Offer Price with a combination of committed debt and equity financing. The transaction is not subject to a financing condition.

As soon as practicable following Purchaser’s acceptance of shares of Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, the Merger will occur pursuant to which Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation, without a meeting or vote of stockholders of the Company. At the Effective Time, the shares of Common Stock not purchased pursuant to the Offer (other than shares of Common Stock owned by the Company as treasury stock, by Parent or Purchaser or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware General Corporate Law) will each be converted into the right to receive an amount equal to the Offer Price.

For more information, please refer to Note 14, “Subsequent Events,” in Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

As of March 24, 2019, we had a portfolio of approximately 3,100 private label items, which represented 28% of our Smart & Final banner sales for the twelve weeks ended March 24, 2019. Typically, our private label products generate a higher gross margin as a percentage of sales as compared to a comparable national brand product.

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

Equity in Earnings of Mexico Joint Venture

Our wholly owned subsidiary, Smart & Final de Mexico S.A. de C.V., is a Mexican holding company that owns a 50% interest in a joint venture. The remaining 50% of the joint venture is owned by Grupo Calimax S.A. de C.V., an entity comprising the investment interests of a family group who are also the owners of the Calimax grocery store chain in Mexico. As of March 24, 2019, this joint venture operated 15 Smart & Final stores in Northwestern Mexico, which are similar in concept to our legacy Smart & Final stores. This joint venture operates as a Mexican domestic corporation under the name Smart & Final del Noroeste, S.A. de C.V. Our interest in this joint venture is not consolidated and is reported using the equity method of accounting.

Factors Affecting Comparability of Results of Operations

Term Loan Facility and Revolving Credit Facility

Our interest expense in any particular period is impacted by our overall level of indebtedness during that period and by changes in the applicable interest rates on such indebtedness.

Basis of Presentation

Our fiscal year is the 52- or 53-week period ending on the Sunday closest to December 31. Each of our 52-week fiscal years consists of twelve-week periods in the first, second and fourth quarters of the fiscal year and a sixteen-week period in the third quarter. Our last completed fiscal year ended on December 30, 2018 and was a 52-week period.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales.

Consolidated Statements of Operations Data

	Twelve Weeks Ended
	March 24, 2019		March 25, 2018
	(Dollars in thousands, except per share)
Net sales	$1,044,802	100.0%	$1,016,237	100.0%
Cost of sales, buying and occupancy	888,466	85.0%	869,975	85.6%
Gross margin	156,336	15.0%	146,262	14.4%
Operating and administrative expenses	155,038	14.9%	147,430	14.5%
Income (loss) from operations	1,298	0.1%	(1,168)	-0.1%
Interest expense, net	10,578	1.0%	9,251	1.0%

Equity in earnings of joint venture	433	0.1%	577	0.1%
Loss before income taxes	(8,847)	-0.8%	(9,842)	-1.0%
Income tax benefit	2,170	0.2%	2,748	0.3%
Net loss	$(6,788)	-0.6%	$(7,094)	-0.7%
Per Share Data:
Loss per share:
Net loss per share - Basic	$(0.09)		$(0.10)
Net loss per share - Diluted	$(0.09)		$(0.10)

Other Operating Data

Comparable store sales growth	2.2%		1.2%
Smart & Final banner	2.4%		0.0%
Smart Foodservice banner	1.5%		5.8%
Stores at end of period	327		323
Smart & Final banner	260		260
Extra! format	201		194
Smart Foodservice banner	67		63

Twelve Weeks Ended March 24, 2019 Compared to the Twelve Weeks Ended March 25, 2018

Net Sales

Net sales for the twelve weeks ended March 24, 2019 increased $28.6 million, or 2.8%, to $1,044.8 million as compared to $1,016.2 million for the twelve weeks ended March 25, 2018. This increase in net sales was primarily attributable to net sales of $6.9 million from the opening of four new stores in fiscal 2018 and a comparable store sales increase of $21.7 million in our store banners.

For the twelve weeks ended March 24, 2019, comparable store sales increased 2.2% as compared to the twelve weeks ended March 25, 2018. This increase in comparable store sales was attributable to an increase in comparable transaction count of 0.4% and an increase in comparable average transaction size of 1.8%.

For the twelve weeks ended March 24, 2019, net sales for our Smart & Final segment increased $20.7 million, or 2.6%, to $815.9 million as compared to $795.2 million for the twelve weeks ended March 25, 2018. Comparable store sales for our Smart & Final segment increased 2.4% as compared to the twelve weeks ended March 25, 2018, attributable to an increase in comparable transaction count of 0.6% and an increase in comparable average transaction size of 1.7%.

For the twelve weeks ended March 24, 2019, net sales for our Smart Foodservice segment increased $7.9 million, or 3.6%, to $228.9 million as compared to $221.0 million for the twelve weeks ended March 25, 2018. Comparable store sales for our Smart Foodservice segment increased 1.5% as compared to the twelve weeks ended March 25, 2018, primarily attributable to an increase in comparable average transaction size of 3.0% and partially offset by a decrease in comparable transaction count of 1.5%.

As a result of our store growth in existing markets, we also have experienced sales transfer from certain existing stores to new stores. In comparable store sales, we believe that the principal effect of this sales transfer is evidenced in the comparable sales transaction count.

Gross Margin

Gross margin for the twelve weeks ended March 24, 2019 increased $10.0 million, or 7.0%, to $156.3 million as compared to $146.3 million for the twelve weeks ended March 25, 2018. The increase in gross margin attributable to increased sales was $4.1 million, and $5.9 million was attributable to increased gross margin rate. As a percentage of sales, gross margin was 15.0% for the twelve weeks ended March 24, 2019 as compared to 14.4% for the twelve weeks ended March 25, 2018. Compared to the twelve weeks ended March 25, 2018, gross margin as a percentage of sales for the twelve weeks ended March 24, 2019 included higher merchandise product margin rates (including the effect of inventory losses) as a percentage of sales, accounting for an increase of 0.57% (consisting of a 0.32% increase related to our Smart & Final segment, and a 0.25% increase related to our Smart Foodservice segment). Warehouse and transportation costs as a percentage of sales increased 0.07% (representing a 0.07% increase related to our Smart Foodservice segment and no change related to our Smart & Final segment). Partially offsetting the increases were store occupancy costs, which as a percentage of sales decreased 0.10% (consisting of a decrease of 0.14% related to our Smart & Final segment and a 0.04% increase related to our Smart Foodservice segment). Buying department costs increased 0.02% in our Smart & Final segment.

Operating and Administrative Expenses

Operating and administrative expenses for the twelve weeks ended March 24, 2019 increased $7.6 million, or 5.2%, to $155.0 million, as compared to $147.4 million for the twelve weeks ended March 25, 2018. The increase in operating and administrative expenses was primarily due to $6.7 million increase in wages, fringe benefits and incentive bonus costs, $2.2 million increase in other store direct expenses, $0.1 million increase in marketing costs, $0.2 million increase in public company costs and $0.5 million increase in other expenses. These increases were partially offset by a $0.6 million decrease in share-based compensation expense associated with our equity compensation program, $0.6 million decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP and $1.1 million decrease in costs associated with store closures and asset impairment costs.

As a percentage of sales, operating and administrative expenses for the twelve weeks ended March 24, 2019 increased 0.3% to 14.8% as compared to 14.5% for the twelve weeks ended March 25, 2018. Operating and administrative expenses, as a percentage of sales, increased by 0.39% due to increased wages, benefits and incentive bonuses (including a 0.35% increase related to our Smart & Final segment and 0.04% increase related to our Smart Foodservice segment), 0.15% increase in other store direct expenses primarily related to our Smart & Final segment and 0.02% increase in public company costs. These increases were offset by a 0.06% decrease due to decreased share-based compensation expense associated with our equity compensation program, 0.05% decrease in expense associated with cash surrender values on corporate-owned life insurance policies and other expenses of the SERP, 0.01% decrease in marketing costs, 0.11% decrease in costs related to store closures and asset impairment costs and 0.03% due to decrease in other expenses.

Interest Expense, Net

Interest expense for the twelve weeks ended March 24, 2019 increased $1.3 million, or 14.3%, to $10.6 million as compared to $9.3 million for the twelve weeks ended March 25, 2018. This increase in interest expense was primarily due to increase in interest rate and partially offset by a slight decrease in average debt outstanding.

Income Tax Benefit

Our income tax benefit for the twelve weeks ended March 24, 2019 decreased $0.6 million to a $2.2 million income tax benefit as compared to a $2.7 million income tax benefit for the twelve weeks ended March 25, 2018. The effective income tax rate for the twelve weeks ended March 24, 2019 was an income tax benefit of 24.5% as compared to an income tax benefit of 27.9% for the twelve weeks ended March 25, 2018. The lower effective tax rate for the twelve weeks ended March 24, 2019 as compared to the twelve weeks ended March 25, 2018 was primarily due to changes to the cash surrender value of corporate-owned life insurance policies and an increase in tax credits, partially offset by executive compensation limitations.

Equity in Earnings of Joint Venture

Equity in earnings of our joint venture for the twelve ended March 24, 2019 was $0.4 million as compared to $0.6 million for the twelve weeks ended March 25, 2018.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been cash flows from operations. Additionally, we have the availability to make borrowings under our Credit Facilities. Our primary uses of cash are for purchases of inventory, operating expenses, capital expenditures primarily for opening, converting or remodeling stores and debt service. As of March 24, 2019, we had $35.0 million drawn under our Revolving Credit Facility and $57.9 million of cash and cash equivalents.

The following table sets forth the major sources and uses of cash for each of the periods set forth below, as well as our cash and cash equivalents at the end of each period.

(dollars in thousands)	Twelve Weeks Ended March 24, 2019	Twelve Weeks Ended March 25, 2018
Cash and cash equivalents at end of period	$57,872	$55,790
Cash provided by operating activities	12,051	18,195
Cash used in investing activities	(26,137)	(28,987)
Cash provided by (used in) financing activities	4,741	(5,089)

Operating Activities

Cash flows from operating activities consist of net loss adjusted for non-cash items including depreciation and amortization, and share-based compensation and the effect of working capital changes. The increase or decrease in cash provided by operating activities for the twelve weeks ended March 24, 2019 and March 25, 2018 reflects our operating performance before non-cash expenses and charges and including the timing of receipts and disbursements.

Cash provided by operating activities for the twelve weeks ended March 24, 2019 decreased $6.1 million to $12.1 million as compared to $18.2 million for the twelve weeks ended March 25, 2018. This decrease was primarily attributable to increase in working capital for the twelve weeks ended March 24, 2019 as compared to the prior year period. During the twelve weeks ended March 24, 2019, we made cash interest payments of $6.7 million and did not make any cash pension contributions, as compared to cash interest payments of $1.1 million and cash pension contributions of $0.4 million during the twelve weeks ended March 25, 2018.

Investing Activities

Cash used in investing activities decreased $2.9 million to $26.1 million for the twelve weeks ended March 24, 2019 as compared to $29.0 million in the twelve weeks ended March 25, 2018. This decrease was primarily attributable to a $3.3 million decrease in capital expenditures for property, plant and equipment, $0.1 million received as proceeds on the sale of assets, partially offset by a $0.4 million increase in capital expenditures for capitalized software.

Financing Activities

Cash provided by (used in) financing activities increased $9.8 million to cash provided by of $4.7 million for the twelve weeks ended March 24, 2019, as compared to cash used of $5.1 million for the twelve weeks ended March 25, 2018. This increase was primarily attributable to a $17.0 million addition in net borrowings on our Revolving Credit Facility, partially offset by a $0.3 million decrease in proceeds from exercise of stock options and a $6.7 million decrease in cash received from landlords related to financing lease obligations.

At March 24, 2019, we had cash and cash equivalents of $57.9 million, stockholders’ equity of $293.6 million and debt, less debt issuance costs, of $653.7 million. At March 24, 2019, we had working capital of $35.0 million as compared to $8.2 million of working capital deficit at March 25, 2018, primarily due to increased payments on our Revolving Credit Facility.

Off-Balance Sheet Arrangements

As of March 24, 2019, we had no off-balance sheet arrangements.

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to be recognized in the statements of operations and comprehensive loss as compensation expense based on their fair values over the requisite service period of the award, taking into consideration estimated forfeiture rates.

We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the options on the date of each grant. The Black-Scholes-Merton option-pricing model utilizes highly subjective and complex assumptions to determine the fair value of share-based compensation, including the option’s expected term and price volatility of the underlying stock. The methods used to develop our assumptions are discussed further in Note 9, Share-Based Compensation, in the accompanying notes to our audited consolidated financial statements.

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

Impairments of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, (“ASC 360”), we assess our long-lived assets, including property, plant and equipment and assets under financing leases, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that impairment assessment of long-lived assets is critical to the financial statements because the recoverability of the amounts, or lack thereof, could significantly affect our results of operations. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, amount of such cash flows, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal discounted cash flow estimates and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. We group and evaluate long-lived assets for impairment at the individual store level, which is the lowest level at which individual identifiable cash flows are available. We regularly review our stores’ operating performance for indicators of impairment, which include a significant underperformance relative to expected historical or projected future results of operations or a significant negative industry or economic trend.

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

We establish estimated accruals for our insurance programs based on certain factors, including available claims data, historical trends and experience, as well as projected ultimate costs of the claims. These accruals are based on estimates prepared with the assistance of outside actuaries, and the ultimate cost of these claims may vary from initial estimates and established accruals. We believe that the use of actuarial studies to determine self-insurance accruals represents a consistent method of measuring these subjective estimates. The actuaries periodically update their estimates and we record such adjustments in the period in which such determination is made. The inherent uncertainty of future loss projections could cause actual claims to differ from our estimates. Because of the significance of the judgments and estimation processes, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. For example, a 5% change in our insurance and self-insured claims liabilities at December 30, 2018, excluding the risk in excess of certain dollar limits related to self-insured program with our third-party insurance carriers, would have affected pre-tax income by approximately $2.6 million for fiscal year 2018. Historically, periodic adjustments to our estimates have not been material.

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

We determine the expected long-term rate of return on plan assets for our defined benefit pension plan using an allocation approach that considers diversification and rebalancing for a portfolio of assets invested over a long-term time horizon. The approach relies on the historical returns of the plan’s portfolio as well as relationships between equities and fixed income investments, consistent with the widely accepted capital market principle that a diversified portfolio with a larger allocation to equity investments have historically generated a greater long-term return. For fiscal year 2018, the Company’s assumed rate of return for our defined benefit pension plan was 6.00%.

Sensitivity to changes in the major assumptions for our benefit plans are as follows (dollars in thousands):

Assumption	Change	Projected benefit obligation (decrease)increase	Expense (decrease) increase
Defined benefit pension plan:
Discount rate	+/- 50 bps	$(18,823)/$20,503	$(223)/$409
Expected long-term return on plan assets	+/- 50 bps	—	(767)767
SERP:
Discount rate	+/- 50 bps	(1,104)/1,182	95/(103)
Postretirement benefit plan:
Discount rate	+/- 50 bps	(902)/1,009	(95)/61

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 24, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During our quarter ended March 24, 2019, we implemented controls to ensure we adequately evaluated lease contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on December 31, 2018. We implemented new lease administration software to support our accounting for leases and have integrated the new software with our processes and controls.

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

Item 1A.   Risk Factors.

For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended December 30, 2018 filed with the SEC on March 15, 2019. You should also consider carefully the risks and uncertainties described below before making a decision to buy our common stock. If any of the following risks actually occur, our business, financial condition, results of operations or growth prospects could be harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results, and growth prospects.

Risks Related to the Offer

Because the Offer has not yet launched or closed, we cannot be sure that the transactions contemplated by the Merger Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

On April 16, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Street Parent, Inc., a Delaware corporation (“Parent”), and First Street Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are controlled by certain equity funds managed by Apollo Management IX, L.P., a Delaware limited partnership and an affiliate of Apollo Global Management, LLC.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Purchaser will commence a cash tender offer no later than May 7, 2019 (unless otherwise agreed to by Parent and the Company) to acquire all of the outstanding shares of Common Stock, at a price per share of Common Stock of $6.50 net to the holders thereof, payable in cash, without interest and less any applicable tax withholding (such offer, as it may be amended from time to time in accordance with the Merger Agreement, the “Offer,” and such amount of consideration or any greater amount per share that may be paid pursuant to the Offer, the “Offer Price”). Parent intends to fund the Offer Price with a combination of committed debt and equity financing. The transaction is not subject to a financing condition.

As soon as practicable following Purchaser’s acceptance of Common Stock tendered pursuant to the Offer and upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with Section 251(h) of the Delaware General Corporation Law, the Merger will occur pursuant to which Purchaser will merge with and into the Company, whereupon the separate existence of Purchaser shall cease and the Company shall be the surviving corporation, without a meeting or vote of stockholders of the Company. At the Effective Time, the shares of Common Stock not purchased pursuant to the Offer (other than shares of Common Stock owned by the Company as treasury stock, by Parent or Purchaser or by stockholders of the Company who have perfected their statutory rights of appraisal under Delaware General Corporate Law) will each be converted into the right to receive an amount equal to the Offer Price.

The current market price of our Common Stock may reflect, among other things, the announcement and anticipated completion of the Offer and the Merger. The price of our Common Stock could decline if the Offer or the Merger are not consummated. The obligation of Purchaser to purchase shares of Common Stock tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including but not limited to: (i) prior to the expiration of the Offer, there shall have been validly tendered and not validly withdrawn shares of Common Stock that, together with all other shares of Common Stock, if any, owned by Purchaser and its affiliates (as defined in Section 251(h) of the Delaware General Corporation Law), represent at least one share of Common Stock more than 50% of the total number of outstanding shares of Common Stock at the time of the expiration of the Offer, (ii) the satisfaction of the Regulatory Condition, (iii) the completion of a specified marketing period for the debt financing, and (iv) each of the other conditions set forth in Annex I to the Merger Agreement. If the conditions set forth in the Merger Agreement are not met or waived, the Offer may not close nor will the Merger be consummated. We cannot ensure that each of the conditions to the consummation of the Offer will be satisfied.

We may also be subject to additional risks, whether or not the Offer or the Merger is completed, including:

•          our management having spent a significant amount of their time on and directed a significant portion of their efforts toward the Merger Agreement and the Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•          costs relating to the Merger Agreement and the Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Offer and the Merger are completed; and

•          uncertainties relating to the Offer and the Merger may adversely affect our relationships with our employees, suppliers, customers, and other key constituencies.

Investors should not place undue reliance on the consummation of the Offer and the Merger. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations and the market price of our Common Stock. The historical share prices of our Common Stock have experienced significant volatility. We cannot predict or give any assurances as to the market price of our Common Stock at any time before or after the completion of the Offer and the Merger.

If the Offer or the Merger are not consummated, we would expect to suffer a number of consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

•          the market price of our Common Stock would likely decrease since the current market price may reflect a market assumption that the Offer and the Merger will be consummated;

•          in certain circumstances, we may be required to pay Parent a termination fee of $15,000,000;

•          we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•          we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Purchaser and Parent;

•          we would not benefit from the anticipated benefits of the Offer and the Merger; and

•          failure to complete the contemplated transactions may substantially limit our ability to grow and implement our current business strategies.

As a result of the contemplated Offer and Merger, our Common Stock has been trading within a narrow price range, which could limit possible returns on any new investment in our Common Stock.

Beginning with the first trading date following the announcement of the Merger Agreement, the contemplated Offer and the Merger, April 17, 2019, and continuing through the date hereof, our Common Stock has traded within a narrow price range: from a low closing price of $6.49 to a high closing price of $6.53. This constricted trading range surrounding the Offer price is typical with respect to proposed transactions such as the Offer, where the trading market may perceive that both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range is likely to continue until the closing of the Offer. Such a narrow trading range would very likely limit the returns, if any, on any investment in our Common Stock until the closing or abandonment of the Offer and the Merger.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to make a competing proposal.

Pursuant to the Merger Agreement, we have agreed not to solicit or initiate discussions with third parties regarding other acquisition proposals regarding us and have agreed to certain restrictions on our ability to respond to such proposals, as specified in the Merger Agreement. The Company will be required to pay Parent a cash termination fee equal to $15,000,000 if, among other reasons, the Merger Agreement is terminated (i) by the Company to enter into an acquisition agreement that constitutes a Superior Offer or (ii) by Parent because the Board of Directors of the Company (x) adversely changes its recommendation to stockholders to accept the Offer and tender their shares of Company Common Stock to Purchaser in the Offer, (y) fails to reject any tender offer or exchange offer by another party within 10 business days following commencement or such offer or (z) (1) the Merger Agreement is terminated by either the Company or Parent because the closing of the Offer has not occurred prior to the End Date or by Parent due to a material breach by the Company, (2) a third party acquisition proposal is publicly disclosed prior to such termination and (3) within 12 months following such termination, the Company consummates a third party acquisition proposal or enters into an agreement for a third party acquisition proposal which is subsequently completed. These provisions could discourage other companies from trying to make a competing proposal even though those other companies might be willing to offer greater value to our stockholders than Purchaser has offered.

The Offer and Merger may adversely affect our relationship with our customers, suppliers and partners, and adversely affect our ability to attract and retain key employees.

The Offer will be completed and the Merger consummated only if stated conditions are met; accordingly, there may be uncertainty regarding the completion of the Offer and the consummation of the Merger. This uncertainty may cause customers, suppliers and partners to delay or defer decisions concerning certain of our products, which could negatively affect our business. Customers, suppliers, lenders and partners may also seek to change existing agreements with us as a result of the proposed Offer and Merger. Any delay or deferral of those decisions or changes in existing agreements could materially impact our business, regardless of whether the Offer and Merger are ultimately completed. The completion of the Offer and the consummation of the Merger may adversely affect our relationship with our customers, suppliers, lenders and partners. Similarly, current and prospective employees may experience uncertainty about their future roles with the Company. This may adversely affect our ability to attract and retain key management, technical, sales, marketing, and operations personnel.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of April 16, 2019, by and among Smart & Final Stores, Inc., First Street Parent, Inc., and First Street Merger Sub, Inc. (1)
3.1	Second Amended and Restated Certificate of Incorporation of Smart & Final Stores, Inc. (2)
3.2	Second Amended and Restated Bylaws of Smart & Final Stores, Inc. (2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

(1) Filed as an exhibit to Form 8-K filed with the SEC on April 18, 2019, and incorporated herein by reference.

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

SMART & FINAL STORES, INC.
(Registrant)

May 2, 2019	/s/ DAVID G. HIRZ
David G. Hirz
Chief Executive Officer
(Principal Executive Officer)

May 2, 2019	/s/ RICHARD N. PHEGLEY
Richard N. Phegley
Chief Financial Officer
(Principal Financial Officer)